Form 10QSB/A
period 1997-07-31
SUNBURST ACQUISITIONS II INC
filed 1997-10-31
CIK 1036265

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               Form 10-QSB

(Mark One)
X...Quarterly report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended July 31, 1997.

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