Form 10QSB
period 1997-10-31
SUNBURST ACQUISITIONS II INC
filed 1997-12-11
CIK 1036265

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               Form 10-QSB

(Mark One)
X...Quarterly report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended October 31, 1997.

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

  Yes _____ No _____

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At 11/30/97 the following shares of common were outstanding: Preferred Stock, no par value, 80,000 shares; Common Stock, no par value, 1,935,000 shares.

Transitional Small Business Disclosure
Format (Check one):
Yes _____     No __X__

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

       (a) The unaudited financial statements of registrant for the three months ended October 31, 1997, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                      SUNBURST ACQUISITIONS II, INC.
                      (A Development Stage Company)

                          FINANCIAL STATEMENTS
                     Quarter Ended October 31, 1997
                               (Unaudited)

                             CONTENTS


     Accountants' report                                  F-1
     Balance Sheet                                        F-2
     Statement of Loss and Accumulated Deficit            F-3
     Statements of Cash Flows                             F-4
     Notes to Financial Statements                        F-5

                   ACCOUNTANTS' REPORT



The Board of Directors and Stockholder of
Sunburst Acquisitions II, Inc.

The accompanying balance sheet of the Sunburst Acquisitions II, Inc. (a development stage company) as of October 31, 1997, and the related statements of loss and accumulated deficit and cash flows for the period then ended were not audited by us and according we do not express an opinion on them.


Denver, Colorado
December 5, 1997


                                              COMISKEY & COMPANY
                                              PROFESSIONAL CORPORATION

                         Sunburst Acquisitions II, Inc.
                         (A Development Stage Company)
                                BALANCE SHEET
                              October 31, 1997
                                 (Unaudited)


ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                        $    3,049

OTHER ASSETS:
   Organizational costs (net
     of amortization)                                      270
                                                      --------
     TOTAL CURRENT
       ASSETS                                            3,319
                                                    $ ========

  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                 $      273
                                                     ---------
     TOTAL CURRENT LIABILITIES                             273

STOCKHOLDERS' EQUITY
   Common stock, no par value;
     100,000,000 shares authorized;
     1,935,000 shares issued and
     outstanding                                         1,935
   Preferred stock, no par value
     20,000,000 shares authorized;
     80,000 shares issued and outstanding                8,000
   Additional paid-in capital                              300
   Deficit accumulated
     during the
     development stage                                  (7,189)
                                                      --------
   Total stockholders' equity                            3,046
                                                      --------
     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                                            3,319
                                                    $ ========

The accompanying notes are an integral part of these financial statements.
                                   F-2

                             Sunburst Acquisitions II, Inc.
                             (A Development Stage Company)
                       STATEMENTS OF LOSS AND ACCUMULATED DEFICIT
            For the period from inception(March 24, 1997) to October 31, 1997
                                    (Unaudited)


                                  For the period
                                  from inception
                                  (March 24          For the three      For the six
                                  1997) to           months ended       months ended
                                  October 31, 1997   October 31, 1997   October 31, 1997
                                  ----------------   ----------------   ----------------

REVENUES                         $               -  $               -  $               -
                                  ----------------   ----------------   ----------------

EXPENSES
  Amortization                                  30                 15                 30
  Legal and accounting            -          4,183                710              1,710
  Office expense                               397                357                374
  Rent expense                                 300                150                300
  Consulting fees                            1,935                  -                  -
  Travel                                        94                 94                 94
  Transfer agent fees                          250                250                250
                                  ----------------   ----------------   ----------------

      TOTAL EXPENSES                         7,189              1,576              2,758
                                  ----------------   ----------------   ----------------
NET LOSS                                    (7,189)            (1,576)            (2,758)

Accumulated deficit
  Balance, Beginning of period                   -             (5,613)            (4,431)
                                  ----------------   ----------------   ----------------

 Balance, End of period          $          (7,189) $          (7,189) $          (7,189)
                                  ================   ================   ================

NET LOSS PER SHARE               $            (NIL) $            (NIL) $            (NIL)
                                  ================   ================   ================

WEIGHTED AVERAGE NUMBER OF
  SHARES OF COMMON STOCK AND
  COMMON STOCK EQUIVALENTS
  OUTSTANDING                            2,095,000          2,095,000          2,095,000
                                  ================   ================   ================

The accompanying notes are an integral part of these financial statements.
                                  F-3

                               Sunburst Acquisitions II, Inc.
                               (A Development Stage Company)
                                 STATEMENTS OF CASH FLOW
         For the period from inception(March 24, 1997) to October 31, 1997
                                        (unaudited)

                                  For the period
                                  from inception
                                  (March 24,            For the six
                                  1997) to              months ended
                                  October 31, 1997      October 31, 1997
                                  ----------------      ----------------

CASH FLOWS FROM
    OPERATING ACTIVITIES:

  Net Loss                       $          (7,189)    $          (2,758)
  Noncash items included
   in net loss:
    Amortization                                30                    30
    Rent expense                               300                   300
    Stock issued for
     consulting fees                         1,935                     -
Increase in accounts
    payable - related party                    273                     -
                                  ----------------      ----------------

  Net cash used by
   operating activities                     (4,651)               (2,428)

CASH FLOWS FROM
    INVESTING ACTIVITIES

  Organization costs                          (300)                    -
                                  ----------------      ----------------

  Net cash used by
   investing activities                       (300)                    -

CASH FLOWS FROM
    FINANCING ACTIVITIES

  Issuance of preferred
   stock                                     8,000                     -
                                  ----------------      ----------------

  Net cash provided
   financing activities                      8,000                     -
                                  ----------------      ----------------

  Net increase (decrease)
   in cash and cash
   equivalents                               3,049                (2,428)

CASH AND CASH EQUIVALENTS,
  Beginning of Period                            -                 5,477
                                  ----------------      ----------------

CASH AND CASH EQUIVALENTS,
 End of Period                   $           3,049     $           3,049
                                  ================      ================

The accompanying notes are an integral part of these financial statements.
                                 F-4

                          Sunburst Acquisitions II, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                October 31, 1997


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

Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATIONS.

Liquidity and Capital Resources

        The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of net proceeds in the amount of $8,000 from its inside capitalization funds. Consequently, the Company's balance sheet for the period ending October 31, 1997, reflects a current asset value of $3,049 and a total asset value of $3,319, primarily in the form of cash.

        The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

Results of Operations

        During the period from March 24, 1997 (inception) through
October 31, 1997, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. No revenues were received by the Company during this period.

        For the current fiscal year, the Company anticipates incurring a loss as a result of organizational expenses, expenses associated with registration under the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues, and may continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

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

       There have been no reports on Form 8-K for the quarter ending October 31, 1997.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNBURST ACQUISITIONS II, INC.
(Registrant)

Date: December 8, 1997

/s/
Mike Quinn, President