Form 10QSB
period 1998-01-31
SUNBURST ACQUISITIONS II INC
filed 1998-03-16
CIK 1036265

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               Form 10-QSB

(Mark One)
X...Quarterly report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended January 31, 1998.

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

  Yes _____ No _____

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At 2/28/98 the following shares of common were outstanding: Preferred Stock, no par value, 80,000 shares; Common Stock, no par value, 1,935,000 shares.

Transitional Small Business Disclosure
Format (Check one):
Yes _____     No __X__

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

       (a) The unaudited financial statements of registrant for the three months ended January 31, 1998, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                      SUNBURST ACQUISITIONS II, INC.
                      (A Development Stage Company)

                          FINANCIAL STATEMENTS
                     Quarter Ended January 31, 1998
                               (Unaudited)

                             CONTENTS


     Accountants' report                                  F-1
     Balance Sheet                                        F-2
     Statement of Loss and Accumulated Deficit            F-3
     Statements of Cash Flows                             F-4
     Notes to Financial Statements                        F-5

                   ACCOUNTANTS' REPORT



The Board of Directors and Stockholder of
Sunburst Acquisitions II, Inc.

The accompanying balance sheet of the Sunburst Acquisitions II, Inc. (a development stage company) as of January 31, 1998, and the related statements of loss and accumulated deficit and cash flows for the period then ended were not audited by us and according we do not express an opinion on them.


Denver, Colorado
March 10, 1998


                                              COMISKEY & COMPANY
                                              PROFESSIONAL CORPORATION

                         Sunburst Acquisitions II, Inc.
                         (A Development Stage Company)
                                BALANCE SHEET
                              January 31, 1998
                                 (Unaudited)


ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                        $    2,397
                                                     ---------
     TOTAL CURRENT ASSETS                           $    2,397

OTHER ASSETS:
   Organizational costs (net
     of amortization)                                      255
                                                      --------
     TOTAL ASSETS                                        2,652
                                                    $ ========

  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable - related party                 $      273
                                                     ---------
     TOTAL CURRENT LIABILITIES                             273

STOCKHOLDERS' EQUITY
   Common stock, no par value;
     100,000,000 shares authorized;
     1,935,000 shares issued and
     outstanding                                         1,935
   Preferred stock, no par value
     20,000,000 shares authorized;
     80,000 shares issued and outstanding                8,000
   Additional paid-in capital                              450
   Deficit accumulated
     during the
     development stage                                  (8,006)
                                                      --------
   Total stockholders' equity                            2,379
                                                      --------
     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                                            2,652
                                                    $ ========

The accompanying notes are an integral part of these financial statements.
                                   F-2

                             Sunburst Acquisitions II, Inc.
                             (A Development Stage Company)
                       STATEMENTS OF LOSS AND ACCUMULATED DEFICIT
            For the period from inception(March 24, 1997) to January 31, 1998
                                    (Unaudited)


                                  For the period
                                  from inception
                                  (March 24          For the three      For the nine
                                  1997) to           months ended       months ended
                                  January 31, 1998   January 31, 1998   January 31, 1998
                                  ----------------   ----------------   ----------------

REVENUES                         $               -  $               -  $               -
                                  ----------------   ----------------   ----------------

EXPENSES
  Amortization                                  45                 15                 45
  Legal and accounting            -          4,550                368              2,077
  Office expense                               556                159                533
  Rent expense                                 450                150                450
  Consulting fees                            1,935                  -                  -
  Travel                                       220                125                220
  Transfer agent fees                          250                  -                250
                                  ----------------   ----------------   ----------------

      TOTAL EXPENSES                         8,006                817              3,575
                                  ----------------   ----------------   ----------------
NET LOSS                                    (8,006)              (817)            (3,575)

Accumulated deficit
  Balance, Beginning of period                   -             (7,189)            (4,431)
                                  ----------------   ----------------   ----------------

 Balance, End of period          $          (8,006) $          (8,006) $          (8,006)
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
                                  ================   ================   ================

The accompanying notes are an integral part of these financial statements.
                                  F-3

                               Sunburst Acquisitions II, Inc.
                               (A Development Stage Company)
                                 STATEMENTS OF CASH FLOW
         For the period from inception(March 24, 1997) to January 31, 1998
                                        (unaudited)

                                  For the period
                                  from inception
                                  (March 24,            For the nine
                                  1997) to              months ended
                                  January 31, 1998      January 31, 1998
                                  ----------------      ----------------

CASH FLOWS FROM
    OPERATING ACTIVITIES:

  Net Loss                       $          (8,006)    $          (3,575)
  Noncash items included
   in net loss:
    Amortization                                45                    45
    Rent expense                               450                   450
    Stock issued for
     consulting fees                         1,935                     -
Increase in accounts
    payable - related party                    273                     -
                                  ----------------      ----------------

  Net cash used by
   operating activities                     (5,303)               (3,080)

CASH FLOWS FROM
    INVESTING ACTIVITIES

  Organization costs                          (300)                    -
                                  ----------------      ----------------

  Net cash used by
   investing activities                       (300)                    -

CASH FLOWS FROM
    FINANCING ACTIVITIES

  Issuance of preferred
   stock                                     8,000                     -
                                  ----------------      ----------------

  Net cash provided
   financing activities                      8,000                     -
                                  ----------------      ----------------

  Net increase (decrease)
   in cash and cash
   equivalents                               2,397                (3,080)

CASH AND CASH EQUIVALENTS,
  Beginning of Period                            -                 5,477
                                  ----------------      ----------------

CASH AND CASH EQUIVALENTS,
 End of Period                   $           2,397     $           2,397
                                  ================      ================

The accompanying notes are an integral part of these financial statements.
                                 F-4

                          Sunburst Acquisitions II, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                January 31, 1998


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

Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATIONS.

Liquidity and Capital Resources

        The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of net proceeds in the amount of $8,000 from its inside capitalization funds. Consequently, the Company's balance sheet for the period ending January 31, 1998, reflects a current asset value of $2,397 and a total asset value of $2,652, primarily in the form of cash.

        The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

Results of Operations

        During the period from March 24, 1997 (inception) through
January 31, 1998, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. No revenues were received by the Company during this period.

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

       There have been no reports on Form 8-K for the quarter ending January 31, 1998.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNBURST ACQUISITIONS II, INC.
(Registrant)

Date: March 15, 1998

/s/
Mike Quinn, President