Form 10KSB
period 1998-04-30
VECTOR ENERGY CORP /TEXAS/
filed 1998-08-14
CIK 1036265

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 Form 10-KSB

  X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITITES EXCHANGE
 ---
     ACT OF 1934.      For the fiscal year ended April 30, 1998

    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
 ---
    OF 1934

                        Commission file number 0-22661

                          VECTOR ENERGY CORPORATION
               (Name of small business issuer in its charter)

                  Texas                                    Applied For
     (State or other jurisdiction of                    (I.R.S. Employer)
      incorporation or organization)                   Identification No.)


5599 San Felipe, Suite 620, Houston, Texas                    77056

(Address of principal executive offices)                   (Zip Code)

    Registrant's telephone number, including area code:  (713) 850-9993

Securities registered pursuant to Section 12(b) of the Exchange Act:

                                  NONE

Securities registered pursuant to Section 12(g) of the Exchange Act:

                                                        Name of Each Exchange
                Title of Each Class                      On Which registered
                -------------------                      -------------------
            Common Stock, no par value                          None
Series A Convertible Preferred Stock, no par value              None

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X       No    .
    ---         ---

     Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-
KSB or any amendment to this Form 10-KSB.       X .
   ---

     State issuer's revenues for its most recent fiscal year.     $0



     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common
equity, as of a specified date within the past 60 days.     $2,287,553
as of July 17, 1998.


     State the number of shares outstanding of each of the issuer's classes of
common equity, as of the latest practicable date.    3,555,051 shares of common
stock, no par value, were outstanding as of July 17, 1998.

Documents Incorporated by Reference:

     Sunburst Acquisitions II, Inc. proxy statement filed in connection with the Special Meeting of Shareholders held on June 19, 1998 (to the extent set forth in Part III of this Form 10-KSB).

   Transitional Small Business Disclosure Format (Check one).  Yes      No  X
                                                                   ---     ---.

                         VECTOR ENERGY CORPORATION

                       1998 FORM 10-KSB ANNUAL REPORT


This Form 10-KSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-KSB, including without limitation the statements under "Business", "Properties" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the nature of the Company's oil and gas reserves, productive wells, acreage, and drilling activities, the adequacy of the Company's financial resources, current and future industry conditions and the potential effects of such matters on the Company's business strategy, results of operations and financial position, are forward-looking statements. Although the Company believes that the expectations reflected in the forward-looking statements contained herein are reasonable, no assurance can be given that such expectations will prove to have been correct. Certain important factors that could cause actual results to differ materially from expectations ("Cautionary Statements"), including without limitation fluctuations of the prices received for the Company's oil and natural gas, uncertainty of drilling results and reserve estimate, competition from other exploration, development and production companies, operating hazards, abandonment costs, the effects of governmental regulation and the leveraged nature of the Company, are stated herein in conjunction with the forward-looking statements or are included elsewhere in this Form 10-KSB. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

                                 PART I  Item 1.  Business  General

     Vector Energy Corporation (the "Company") was incorporated under the laws of the State of Texas on June 18, 1998 as a wholly owned subsidiary of Sunburst Acquisitions II, Inc. ("Sunburst"). The Company was formed for the purpose of completing a reverse merger with Sunburst in order to change Sunburst's name to Vector Energy Corporation and its state of incorporation from Colorado to Texas. This merger was completed on June 19, 1998. As a result of this merger, the outstanding stock in the surviving corporation was reduced from approximately 22.5 million shares to approximately 6.6 million shares. All references to shares of stock are on a post-merger basis.

     Sunburst was incorporated under the laws of the State of Colorado on March 17, 1997 as a "shell" company. Sunburst's business plan was to seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. Sunburst elected to voluntarily file a registration statement on Form 10-SB in order to become a reporting company under the Securities Exchange Act of 1934 and has continued to file periodic reports required under the Exchange Act.

     On May 8, 1998, Sunburst entered into an asset acquisition transaction in which it acquired substantially all of its present operating assets. The transaction consisted of an Asset Purchase Agreement executed by the Company and Old Vector Corporation (formerly Vector Energy Corporation), a Texas corporation ("Old Vector") under which Old Vector transferred substantially all of its assets to Sunburst, including its rights to two asset purchase agreements with Lisbon Development Company, L.L.C., a Texas limited liability company ("Lisbon"), and Taurus Operating, Inc., a Texas corporation ("Taurus")
dated March 23, 1998 and March 31, 1998, respectively.       Other than the
rights to the above mentioned asset purchase agreements with Lisbon and Taurus, Old Vector's assets acquired by Sunburst consisted of non-operated working interests and royalty interests in approximately 80 producing oil and gas wells located primarily in Oklahoma and Kansas. Sunburst also acquired from Old Vector a wholly owned subsidiary of Old Vector, Vector Exploration, Inc., a Texas Corporation ("Vector Exploration"), which then became a wholly owned subsidiary of Sunburst. Old Vector assigned its rights to the asset purchase agreement with Lisbon to Vector Exploration prior to Sunburst's acquisition of Old Vector. In exchange for these assets and the rights under the asset purchase agreements, Old Vector received 100,000 shares of Common Stock.

     The Company, through its newly acquired wholly owned subsidiary Vector Exploration, exercised the rights under the asset purchase agreement with Lisbon by which Vector Exploration acquired 13 oil and gas wells located in East Texas and North Louisiana. These assets are currently held in the Company's wholly owned subsidiary Vector Exploration. In exchange for these assets, Vector Exploration delivered to Lisbon 30,000 shares of the Company's class AA 6% cumulative convertible preferred stock ("Class AA Preferred Stock") and assumed $6.1 million in secured debt and $800,000 in accounts payable. The secured debt assumed by the Company is a credit facility secured by the production on the acquired producing properties that allows the Company access to a line of credit of up to $10 million with a national bank. These liabilities, just as the assets, are held by the Company's wholly owned subsidiary Vector Exploration. The Class AA Preferred Stock is convertible into Common Stock and votes at a rate of 100 for each share of Class AA Preferred Stock.

     The Company also exercised its rights under the asset purchase agreement with Taurus which were assigned directly to the Company, and acquired the East Westbrook Properties located in Mitchell County, Texas. In exchange for this asset, the Company issued to Taurus 213,120 shares of Common Stock.

     In connection with the above transaction, the Company additionally issued 2,480,000 shares of Common Stock, a warrant to purchase an additional 300,000 shares of Common Stock at $.10 per share, and 500,000 shares of the Company's class B preferred stock ("Class B Preferred Stock") to subscribers in exchange for an aggregate consideration of $503,000. The Class B Preferred Stock is not convertible, but has 100 votes for every share of Class B Preferred.

     Vector Energy Corporation and its wholly owned subsidiary, Vector Exploration, Inc., are primarily engaged in the exploration, production, acquisition and development of oil and gas properties. These operations are conducted in the United States.

Competitive Conditions

     The exploration, development and production of oil and gas is subject to intense competition. The principal methods of competition in the industry for the acquisition of oil and gas leases and producing properties are the payment of cash bonus payments at the time of acquisition of leases, delay rentals, location damage supplement payments, and stipulations requiring exploration and production commitments by the lessee. Producing properties are frequently offered for sale through an open competitive bidding process. Companies with greater financial resources, existing staff and labor forces, equipment for exploration, and vast experience are in a better position than the Company to compete for such leases and producing properties. In addition, the ability of the Company to market any oil and gas which it might produce could be severely limited by its inability to compete with larger companies operating in the same area, which may be drilling or able to offer any oil and gas produced at a price lower than that of the Company.

     The availability of a ready market for oil and gas depends upon numerous factors beyond the Company's control, including the extent of domestic production and imports of oil and gas, proximity and capacity of pipelines, and the effect of federal and state regulation of oil and gas sales, as well as environmental restrictions on the exploration and usage of oil and gas prospects which will become even more intense in the future. The Company has a minimal competitive position in the oil and gas industry.

Raw materials requisite to the transaction of the Company's business include such items as drilling rigs and other equipment, casing pipe, drilling mud and other supplies. Such items are commonly available from a number of sources and the Company foresees no shortage or difficulty in acquiring any raw materials relevant to the conduct of its business.
Dependence upon one or a few major customers
The Company currently markets the oil and gas production from its operated properties to six customers, each of which represents sales in excess of 10% of the Company's total oil and gas revenues. The availability of oil and gas purchasers is such, however, that any customer discontinuing purchases from the Company could almost assuredly be replaced by another buyer.

Governmental and Environmental Regulations

Governmental Regulations

Domestic development, production and sale of oil and gas are extensively regulated at both the federal and state levels. Legislation affecting the oil and gas industry is under constant review for amendment or expansion, frequently increasing the regulatory burden. Also, numerous departments and agencies, both federal and state, have issued rules and regulations binding on the oil and gas industry and its individual members, compliance with which is often difficult and costly and some of which carry substantial penalties for failure to comply. State statutes and regulations require permits for drilling operations, drilling bonds and reports concerning wells. Texas and other states in which the Company conducts operations also have statutes and regulations governing conservation matters, including the unitization or pooling of oil and gas properties and establishment of maximum rates of production from oil and gas wells.

Environmental Regulations

The Company's operations are subject to extensive and developing federal, state and local laws and regulations relating to environmental, health and safety matters; petroleum; chemical products and materials; and waste management. Permits, registrations or other authorizations are required for the operation of certain of the Company's facilities and for its oil and gas exploration and production activities. These permits, registrations or authorizations are subject to revocation, modification and renewal. Governmental authorities have the power to enforce compliance with these regulatory requirements, the provisions of required permits, registrations or other authorizations, and lease conditions, and violators are subject to civil and criminal penalties, including fines, injunctions or both. Failure to obtain or maintain a required permit may also result in the imposition of civil and criminal penalties. Third parties may have the right to sue to enforce compliance.

      Some risk of costs and liabilities related to environmental, health and safety matters is inherent in the Company's operations, as it is with other companies engaged in similar businesses, and there can be no assurance that material costs or liabilities will not be incurred. In addition, it is possible that future developments, such as stricter requirements of environmental or health and safety laws and regulations affecting the Company's business or more stringent interpretations of, or enforcement policies with respect to, such laws and regulations, could adversely affect the Company. To meet changing permitting and operational standards, the Company may be required, over time, to make site or operational modifications at the Company's facilities, some of which might be significant and could involve substantial expenditures. There can be no assurance that material costs or liabilities will not arise from these or additional environmental matters that may be discovered or otherwise may arise from future requirements of law.

Employees and Consultants

     On April 30, 1998, the Company was a development stage company and had no employees. Concurrent with the consummation of the asset acquisition transaction with Old Vector, the Company added four full time employees. The Company may hire additional personnel as required by its operations and may also engage the services of geological and engineering consultants from time to time to assist in its operations.

Item 2.  Property

     Prior to the consummation of the asset acquisition transaction with Old Vector, the Company had no operations, and accordingly, did not maintain an
office or any facilities.   As a result of the asset acquisition transaction,
the Company acquired interests in several oil and gas properties in the continental United States.

Properties Acquired

Lisbon Properties

     The Company acquired the Lisbon Properties on May 8, 1998, through its wholly owned subsidiary Vector Exploration, Inc. The properties consist of oil and gas working interests, ranging from approximately 50% to 100%, in thirteen wells and leases in eight fields located in Gregg and Harrison Counties, Texas and Claiborne, Lincoln, Webster and Bossier Parishes, Louisiana. The primary target zones consist of the Cotton Valley, Travis Peak, Petit, Gray Sand, Haynesville, Burgess Simmons, Vaughn and Hall formations. The Company currently operates ten of thirteen wells, and is negotiating to take over the operation of one additional well. Currently there are eleven wells producing on the properties. The Company is in the process of recompleting one well which was not producing, and expects to begin production shortly. The aggregate amount of daily production equals approximately 3,000 MMcfd (net) of natural gas and 150 BOD (net) of oil and condensate. The Company believes that these fields in East Texas and North Louisiana provide an opportunity for continued growth and have significant remaining undeveloped reserve potential.

East Westbrook Properties

     The Company acquired the East Westbrook Properties on May 8, 1998. The properties consist of approximately a 63% working interest in 980 acres in Mitchell County, Texas that were formerly part of the East Westbrook Unit. The East Westbrook Unit encompasses approximately 1,200 acres and is part of the Westbrook Field which encompasses over 18,000 acres and has produced in excess of 99.1 million barrels of oil since its discovery in 1920. The East Westbrook Unit is located on the northeast corner of the Midland Basin Platform and on the west flank of the Eastern Shelf. The East Westbrook Unit is bordered on the west, south, and north by waterflood projects. All of these waterfloods have been infill drilled and have produced large volumes of oil. Twenty wells have been completed on the properties, five of which have recent production. The Company operates all of the wells on this property. Historically the East Westbrook Unit has been poorly managed and was placed in the hands of a promoter who went into bankruptcy. The wells were not properly maintained, no water was injected and the facility was allowed to deteriorate. Taurus acquired the property and spent nearly $1 million putting the wells back on line, cleaning out the wells, and replacing worn equipment. In addition, the Company is currently in the process of performing workovers on two of the wells, and expects to begin production shortly. In order to complete the work that needs to be done, Vector estimates that an additional $1.6 million needs to be spent. The Company is currently negotiating to acquire additional working interests in the properties, and expects to ultimately own in excess of 90% of the working interest.

Old Vector Properties

     The Company acquired the Old Vector Properties on May 8, 1998. The properties consist of non-operated working and royalty interests in approximately eighty wells and units located primarily in Oklahoma and Kansas. The most significant property holdings are focused in the south central, central, and northwestern regions of Oklahoma within well established producing oil and gas fields, and in a waterflood project located in Kingman County, Kansas. Because of the Company's small interest in any particular well or unit, the Company has little or no influence over the operation of the properties or their further development.

New Properties

     The Company continues to pursue the evaluation of a number of oil and gas properties. During their respective careers, management has made numerous contacts in the oil and gas industry and has accumulated knowledge concerning location, current ownership, and other information with respect to properties. Based on this experience and knowledge, management believes that the Company will be able to continue to acquire properties. However, additional financing will be required to pursue particular properties.

     The Company's primary emphasis has been directed toward oil and gas properties located in the continental United States, however, other properties are currently being evaluated.

Production Information

     The table below sets forth the net quantities of oil and gas production (net of all royalties, overriding royalties, and production due to others), the average sales prices, and the average production costs attributable to the properties acquired by the Company for the years ended December 31, 1997 and 1996.

                                           1997              1996
                                           ----              ----

      Net Production
      --------------
      Oil (BBLS)                           19,832            12,537
      Gas (MCF)                           391,130            39,932

      Average Sales Prices
      --------------------
      Oil (per BBL)                     $   19.12          $  16.50
      Gas (per MCF)                     $    2.59          $   2.41

      Average Production Cost (1)
      Per Equivalent MCF of Gas (2)     $    1.27          $   1.25

(1) Production costs include lease operating expenses, severance taxes, transportation, treatment, marketing, and other direct expenses

(2) Oil production is converted to MCF using its estimated energy equivalent of six MCF per BBL

Reserve Information

     Oil and gas reserve information for the properties acquired by the Company has been prepared by T.J. Smith & Company, Inc., an independent engineering company, with respect to the Lisbon Properties, by Eram Ali, an independent petroleum engineer, with respect to the Westbrook property and internally by the Company with respect to the Old Vector Properties.

     RESERVE CALCULATIONS BY PETROLEUM ENGINEERS INVOLVE THE ESTIMATION OF FUTURE NET RECOVERABLE RESERVES OF OIL AND GAS AND THE TIMING AND AMOUNT OF FUTURE NET REVENUES TO BE RECEIVED THEREFROM. THOSE ESTIMATES ARE BASED ON NUMEROUS FACTORS, MANY OF WHICH ARE VARIABLE AND UNCERTAIN. RESERVE ESTIMATORS ARE REQUIRED TO MAKE NUMEROUS JUDGEMENTS BASED UPON PROFESSIONAL TRAINING, EXPERIENCE, AND EDUCATIONAL BACKGROUND. THE EXTENT AND SIGNIFICANCE OF THE JUDGEMENTS IN THEMSELVES ARE SUFFICIENT TO RENDER RESERVE ESTIMATES INHERENTLY IMPRECISE. SINCE RESERVE DETERMINATIONS INVOLVE ESTIMATES OF FUTURE EVENTS, ACTUAL PRODUCTION, REVENUES AND OPERATING EXPENSES MAY NOT OCCUR AS ESTIMATED. ACCORDINGLY, IT IS COMMON FOR THE ACTUAL PRODUCTION AND REVENUES LATER RECEIVED TO VARY FROM EARLIER ESTIMATES. ESTIMATES MADE IN THE FIRST FEW YEARS OF PRODUCTION FROM A PROPERTY ARE GENERALLY NOT AS RELIABLE AS LATER ESTIMATES BASED ON LONGER PRODUCTION HISTORY. RESERVE ESTIMATES BASED UPON VOLUMETRIC ANALYSIS ARE INHERENTLY LESS RELIABLE THAN THOSE BASED ON LENGTHY PRODUCTION HISTORY. ALSO, POTENTIALLY PRODUCTIVE GAS WELLS MAY NOT GENERATE REVENUE IMMEDIATELY DUE TO LACK OF PIPELINE CONNECTIONS AND POTENTIAL DEVELOPMENT WELLS MAY HAVE TO BE ABANDONED DUE TO UNSUCCESSFUL COMPLETION TECHNIQUES. HENCE, RESERVE ESTIMATES MAY VARY FROM YEAR TO YEAR.

     Proved oil and gas reserves are the estimated quantities of crude oil, condensate, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

     Proved developed oil and gas reserves are those reserves expected to be recovered through existing wells with existing equipment and operating methods.

     The tables below set forth the estimated proved and proved developed reserves of crude oil (including condensate) and natural gas, all of which are located within the continental United States, associated with the properties acquired by the Company for the years ended December 31, 1997 and 1996.

      Proved Reserves at Year End
                                           Developed   Undeveloped    Total
                                           ---------   -----------    -----
      Oil (BBLs)(in thousands)
      -----------------------
      December 31, 1996                          242           199      441
      December 31, 1997                          345           257      602

                                           Developed   Undeveloped    Total
                                           ---------   -----------    -----
      Gas (MCF)(in thousands)
      -----------------------
      December 31, 1996                        1,774             0    1,774
      December 31, 1997                        7,450         5,147   12,597


           Changes in Proved Reserves
                                                        BBLS       MCF
                                                        ----       ---
           Estimated Quantity, December 31, 1995          39          -
           Production                                      -        (40)
           Acquisitions                                  369          -
           Discoveries                                    33      1,814
                                                       -----------------
           Estimated Quantity, December 31, 1996         441      1,774
           Production                                    (11)      (391)
           Acquisitions                                    -          -
           Discoveries                                   172     11,214
                                                       -----------------
           Estimated Quantity, December 31, 1997         602     12,597
                                                       =================

Oil and Gas Wells

     As a result of the asset acquisition transaction, the Company owns interests in productive oil and gas wells (including producing wells and wells capable of production), as follows:

                                    Gross (1)       Net
                                      Wells        Wells
                                    ---------      -----
                     Oil Wells             78       7.52
                     Gas Wells             41       6.08
                                  -----------------------
                     Total                119      13.60
                                  =======================

(1)  One or more completions in the same well are counted as one well

Oil and gas leaseholds

     The table below sets forth the Company's ownership interest in leaseholds acquired as a result of the asset acquisition transaction. The oil and gas leases in which the Company has an interest are generally held by production. The leases may be surrendered by the Company at any time by the cessation of production.

              Developed (1)   Developed (1)   Undeveloped   Undeveloped
               Gross Acres      Net Acres     Gross Acres    Net Acres
               -----------      ---------     -----------    ---------

  Louisiana           3,573           1,387        12,570         8,061
  Texas               4,907           1,155         1,500         1,088
  Kansas              4,037              52             0             0
  Oklahoma           14,135             707           200           100
             -----------------------------------------------------------
  Total              26,652           3,301        14,270         9,249
             ===========================================================

(1)  Acres spaced or assigned to productive wells

Office Facilities

     The Company's Houston, Texas office consists of approximately 1,879 square feet and has been leased from an unaffiliated third party for $2,283 per month. Such lease expires on July 31, 2000.

Item 3.  Legal Proceedings

     The Company is involved from time to time in various claims, lawsuits and administrative proceedings incidental to its business. In the opinion of management, the ultimate liability thereunder, if any, will not have a materially adverse effect on the financial condition or results of operations of the Company.

Item 4.     Submission of Matters to a Vote of Security Holders

     On June 19, 1998, the Company held a Special Meeting of the Shareholders at which the following proposals were approved:

(1) To change in the Company's state of incorporation from Colorado to Texas by means of a merger of the Company into Vector Energy Corporation, a newly organized Texas corporation wholly owned by the Company ("Vector"), under which Vector was the surviving corporation.

(2) To exchange of shares of Sunburst for shares of Vector whereby the holders of Common Stock in Sunburst received one share of common stock in Vector for every 3.3333 shares of common stock in Sunburst and holders of preferred stock in Sunburst received one share of preferred stock in Vector for every one share of preferred stock in Sunburst. The name of the surviving company is Vector Energy Corporation.

                                 PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

     On June 29, 1998, the Company began trading its common stock on the NASDAQ OTC Electronic Bulletin Board under the symbol VECT. The following table shows, for the period indicated, the high and low closing bid prices of the Company common stock as reported by NASDAQ. Any market for the common stock should be considered sporadic, illiquid and highly volatile. Prices reflect inter-dealer quotations, without adjustment for retail markup, markdowns or commissions, and may not represent actual transactions.

The stock's trading range since listing on NASDAQ is as follows:

                                                  High        Low
                                                  ----        ---
                 1999 Fiscal Year
                 ----------------
              1st Quarter                         1 3/4       1 1/4
              (Since commencement on
              June 29, 1998)
              2nd Quarter                         1 3/4       1 11/16
              (Through August 11, 1998)

      As of August 10, 1998, there were approximately 134 holders of record of the Company's common stock. The Company has not paid any dividends on its common stock and no dividends are anticipated in the foreseeable future. In addition, the ability of the Company to declare or pay dividends on its common stock is currently subject to certain restrictions contained in its credit facility with a bank.

Item 6.  Management's Discussion and Analysis or Plan of Operation

     The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere herein.

General

On May 8, 1998, the Company entered into an asset acquisition transaction in which it acquired substantially all of its present operating assets. Prior to this time the Company was a development stage company and had no employees or operations.

In exchange for its operating assets, Company issued 313,120 shares of common stock, 30,000 shares of the Company's class AA 6% cumulative convertible preferred stock and assumed $6.1 million in secured debt and $800,000 in net accounts payable. The secured debt assumed by the Company is a credit facility secured by the production on the acquired producing properties that allows the Company access to a line of credit of up to $10 million with a national bank.

     In connection with the above transaction, the Company additionally issued 2,480,000 shares of common stock, a warrant to purchase an additional 300,000 shares of common stock at $.10 per share, and 500,000 shares of the Company's class B preferred stock to subscribers in exchange for an aggregate consideration of $503,000.

Liquidity and Capital Resources

The secured debt assumed by the Company is a $10,000,000 revolving credit note which terminates on March 15, 2001. Interest on the note is payable monthly at a floating rate which is currently 8.6875%. The borrowing base under the note is determined periodically based upon the collateral value assigned to the mortgaged properties, and is currently $6,100.000. Principal payments are currently scheduled at $75,000 per month beginning September 15, 1998 and increasing to $125,000 per month beginning February 15, 1999. In addition, the note places certain restrictions on the use of the revenues from the mortgaged properties, requires the Company to satisfy the net accounts payable assumed by September 15, 1998 and requires the expenditure of $325,000 on the development of the mortgaged properties by November 4, 1998. The Company does not anticipate that the borrowing base under the note can be increased without incurring development costs which are significantly greater than those required under the terms of the note.

Currently, the Company's oil and gas revenues are sufficient to satisfy its oil and gas operating expenses and interest payments. The Company's general and administrative expenses and development costs are being funded primarily from the proceeds from the sale of stock. The Company believes that the planned development of its properties will result in an increase in oil and gas revenues which will be sufficient to its meet operating, general and administrative, interest and debt service requirements. However, there can be no assurance that this will occur. It is anticipated that an additional $1,500,000 in equity funding will be required to meet the current needs of the Company. Any inability of the Company to raise additional capital will limit the development of most of its oil and gas properties and may prevent the Company from meeting its cash requirements.

     The Company is currently negotiating with many of the vendors for which accounts payable were assumed in the asset acquisition transaction, and believes that a significant portion of these payables can be satisfied through the issuance of common stock. If the Company is unsuccessful in these negotiations, additional equity funding may be needed in order to comply with the terms of the revolving credit note.

The Company is aggressively seeking additional property acquisitions with near term revenue generating capability and future development potential. The Company is currently evaluating several potential acquisitions which would utilize a combination of the issuance of its equity securities and additional equity and debt financing.

Item 7.  Financial Statements  Annual Financial Statements

The Report of the Independent Certified Public Accountants appearing at page F-1 and the Financial Statements and Notes to Financial Statements appearing at pages F-2 through F-9 hereof are incorporated herein by reference.

 Financial Statements of Businesses Acquired

     The financial statements appearing under Item 7 set forth in the Company's Form 8-K/A, filed on July 27, 1998, are incorporated herein by reference.

Pro Forma Financial Data

     The following unaudited pro forma condensed financial information has been prepared by management utilizing the audited financial statements of the Company through April 30, 1998 and the audited statements of revenue and direct expenses of the assets acquired from Lisbon Development Company, L.L.C., Taurus Operating, Inc. and Vector Energy Corporation through December 31, 1997. Adjustments have been made to reflect the impact of purchase accounting and other items had the acquisitions taken place on May 1, 1997 with respect to operating data and April 30, 1998 respect to balance sheet data. The pro forma adjustments are described in the accompanying notes and are based upon preliminary estimates and certain assumptions that management of the Company believes reasonable under the circumstances.

      The unaudited pro forma condensed financial information is for comparative purposes only and does not purport to be indicative of the results which would actually have been obtained had the acquisitions been effected on the pro forma dates, or of the results which may be obtained in the future. The unaudited pro forma condensed financial information in the opinion of management reflect all adjustments necessary to present fairly the data for such periods.

     The unaudited pro forma condensed financial information should be read in conjunction with the audited historical financial statements appearing elsewhere in this Form 10-KSB or incorporated herein by reference.


Vector Energy Corporation
   Unaudited Pro Forma
 Condensed Balance Sheet
                                Audited     Pro Forma
                               Historical  Adjustments             Pro Forma
                               ----------  -----------             ---------
Current Assets                  2,020         503,000                 505,020
Oil and Gas Properties, Net         0      10,840,000 (1)(2)(3)    10,840,000
Other Assets                      240                                     240
Total Assets                    2,260      11,343,000              11,345,260

Current Liabilities               721         800,000 (1)             800,721
Note Payable                        0       6,100,000 (1)           6,100,000
Common Stock                    2,220       1,451,000 (2)(3)(4)(5)  1,453,220
Preferred Stock                 8,000       2,992,000 (1)(4)(5)     3,000,000
Additional Paid in Capital        600                                     600
Retained Earnings              (9,281)                                 (9,281)
Total Stockholders' Equity      1,539       4,443,000               4,444,539
Total Liabilities and Equity    2,260      11,343,000              11,345,260

 Vector Energy Corporation    Unaudited Pro Forma
   Condensed Statements
       of Earnings                                    Pro
                                                      Forma
                             Company    Acquisitions  Adjust-
                            Historical  Historical    ments         Pro Forma
                            ----------  ----------    -------       ---------
Revenues                         0       1,518,015                  1,518,015

Direct Operating Expense         0         649,879                    649,879
General and Administrative   4,850               0       670,000 (7)  674,850
Interest Expense                 0               0       530,000      530,000
Depletion                        0               0       300,000      300,000
Total Expenses               4,850         649,879     1,500,000    2,154,729

Net Income (Loss)           (4,850)        868,136    (1,500,000)    (636,714)

(1) To reflect the purchase price adjustments related to the acquisition of the Lisbon Properties. The purchase price is the sum of $3,000,000 in class AA 6% cumulative convertible preferred stock, the assumption of $6,100,000 in debt, and the assumption of $800,000 in net accounts payable.

(2) To reflect the purchase price adjustment related to the acquisition of the Westbrook Properties which consists of $640,000 in common stock.

(3) To reflect the purchase price adjustments related to the Old Vector Properties which consists of $300,000 in common stock.

(4) To reflect the issuance of 2,480,000 shares of common stock and 500,000 shares of class B preferred stock in exchange for $503,000.

(5) To reflect the conversion of 80,000 shares of series A convertible preferred stock into 160,000 shares of common stock.

(6) To record interest expense in the amount of $530,000 relating to the debt assumed.

(7) To record depletion expense in the amount of $300,000 relating to the oil and gas properties acquired.

(8) To record general and administrative expense estimated to be $670,000.

 Item 8.  Changes in and Disagreements With Accountants on Accounting and
         Financial Disclosure                None


                                 PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

The Directors and Executive Officers of the Company are as follows:

               Name               Age          Position              Tenure
               ----               ---          --------              ------
         Samuel M. Skipper         39   Director                   May 8, 1998
                                        Chairman of the Board
                                        Chief Executive Officer
         Stephen F. Noser          52   Director                   May 8, 1998
                                        President
                                        Secretary
                                        Assistant Treasurer
         Gary R. Countryman        60   Chief Operating Officer    May 8, 1998
                                        Vice President
                                        Assistant Secretary
         Randal B. McDonald, Jr.   41   Chief Financial Officer    May 8, 1998
                                        Treasurer
                                        Assistant Secretary
         Michael R. Quinn          74   Former Director            Inception to
                                        Former President           May 8, 1998

         Jay Lutsky                55   Former Director            Inception to
                                        Former Secretary/Treasurer May 8, 1998

         John Marvin               48   Former Director            Inception to
                                        Former Vice President      May 8, 1998

      Effective May 8, 1998, in connection with the asset acquisition transaction, all of the directors and executive officers of Sunburst resigned.

       All Directors of the Company will hold office until the next annual meeting of shareholders. The Executive Officers of the Company, who are appointed by the Board of Directors, hold office until their successors are chosen and qualified, or until their death, resignation or removal. The Company presently has no audit, nominating or executive committee or committees performing substantially similar functions. There are no family relationships among the Directors and Officers of the Company. The Company currently has no employment agreement with any of the Officers or Directors.

Sam Skipper, CEO/Chairman. Since 1990, Mr. Skipper has assisted in the consolidation of private and public companies and the entry of such companies into the public markets. From 1996 until the present, Mr. Skipper has been Managing Director of Metropolitan Capital, a boutique investment banking firm specializing in the marketing and financing of small public companies. From 1995 to 1996, Mr. Skipper served as CEO/President of Basic Natural Resources, an oil and gas company which later merged into Synaptix. In 1992, he was the founder, CEO, President and Chairman of ImageTrust, Inc., a public company which was in the diagnostic health care business. In 1990, he served as Founder and Vice President of Corporate Development of Diagnostic Health Corporation
(DHC) where he assisted the company in the identification and closing of several acquisitions until DHC's acquisition by HealthSouth Corporation in 1994.

Stephen Noser, President.  Mr. Noser has been President or Managing
Director of Vector Energy since 1991. Prior to that time, he served in various management and legal capacities within the oil and gas industry. He was Vice President and General Counsel of MCO Resources, Inc. ($60 million is assets and listed on the American Stock Exchange) from 1987 to 1988. He was Associate General Counsel and then General Counsel of Inexco Oil Company ($500 million in assets and listed on the New York Stock Exchange) from 1983 to 1986. He also served on Inexco's Board of Directors and as a member of the company's operating committee. Both at Inexco and MCO, Mr. Noser had primary responsibility for all SEC reporting requirements and preparation of all registration statements. From 1977 to 1983, he served in various legal capacities within the American Natural Resources System. From 1974 to 1977, he served as an attorney for Mitchell Energy & Development Corp. Mr. Noser holds a B.A. from the University of St. Thomas and a J.D. degree from the University of Houston. He is a member of the Texas and Houston Bar Associations.

      Randal McDonald, Chief Financial Officer. Mr. McDonald has nineteen years experience in the field of public accounting. Since 1993, he has provided general financial consulting and litigation support services to a variety of companies. Such services have included preparation and review of public and private offering documents, preparation of pro forma financial statements utilized in raising capital, and services as interim chief financial officer. From 1979 to 1985, he was with KPMG Peat Marwick's Houston office, specializing in public oil and gas companies. During 1986, he served a one year rotational assignment in KPMG Peat Marwick's world headquarters developing their audit software. During 1987, he served as Chief Financial Officer for IBS Technologies, Ltd., a publicly traded computer software company. From 1988 to 1992, he was with Arthur Andersen's Denver office, specializing in public oil and gas companies. Mr. McDonald holds a B.B.A. in accounting from the University of Texas at Austin and is a licensed CPA in Texas and Colorado.

     Gary Countryman, Vice President-Chief Operating Officer. Mr. Countryman has been a consulting petroleum engineer since 1987. Since 1996, he has devoted substantial time to the activities of Vector Energy. Prior to 1987, Mr. Countryman served in a variety of capacities for Conoco, Inc. From 1984 to 1986, he was the Managing Director in charge of Conoco's operations in Egypt where he managed a $200 million annual budget and set the organization in place to develop one billion barrels of reserves. From 1980 to 1984, he was Manager of Operations. From 1978 to 1980, he served as Manager of Conoco's operations in Dubai. From 1975 to 1977, he served as Division Manager in Midland, Texas. From 1971 to 1976, he served as assistant division manager in Oklahoma City. From 1961 to 1976, he served in Conoco's research and development department with special emphasis on water flood operations. Mr. Countryman holds an M.S. in Management from the Massachusetts Institute of Technology, and an M.S. and B.S. in Petroleum Engineering from the University of California at Berkeley.
He is a member of Phi Beta Kappa, the American Petroleum Institute and the Society of Petroleum Engineers.

Jay Lutsky. Mr. Lutsky has served as Secretary and as a Director of the Company from its inception until May 8, 1998. From 1968 to 1974, Mr. Lutsky was employed at United Bank of Denver in various management positions, including Guaranteed Check Manager, Corporate Programs Manager and Executive Lending Officer. From April 1974 through April 1980, Mr. Lutsky was involved in the publishing and ski promotions business, serving as President of Mountain States Ski Association, a company he helped to start. From August 1983 through September 1985, Mr. Lutsky worked in the positions of General Manager of the SumFun Program, Regional Marketing Manager, and Investor Relations Manager for Gold C Enterprises, Inc., a publicly-traded Colorado corporation that published discount coupon books. Since May of 1980, Mr. Lutsky has done business as Dolphin & Associates, a private consulting firm and he has managed his personal investment portfolio.

     Mr. Lutsky has served on the board and been president of several public companies. From December 1986 through May 1990, Mr. Lutsky served as president of Eagle Venture Acquisitions, Inc. ("Eagle"). Eagle merged with Network Financial Services, Inc. ("Network") in May 1990. Mr. Lutsky continued on the board of Network which traded on the NASDAQ system until December 1993. Mr. Lutsky was a vice-president and served on the board of Starlight Acquisitions, Inc. ("Starlight") a blank check offering. Starlight merged with Toucan Gold Corporation ("Toucan"), TUGO- Bulletin Board, on May 10, 1996. Mr. Lutsky now serves as an advisor to the current board of directors of Toucan. Mr. Lutsky also currently serves on the board of directors of Gatwick, Ltd., a Regulation A public company.

He earned a Bachelor of Science degree from Kent State University in 1967.

     Michael R. Quinn. Mr. Quinn has served as President and Director of the Company from its inception until May 8, 1998. He has been involved with several development stage companies. He consults with companies contemplating trading publicly and his services consist of corporate structuring, management, accounting, productions, sales, etc.

     Over the last six years, Mr. Quinn has served as a consultant to equity holders involved in a bankruptcy case, as a consultant and lead plaintiff in three lawsuits, all of which have resulted in favorable decisions for the plaintiff.

      He served as President, Treasurer and Director of O.T.C. Capital Corporation ("OTC"). OTC acquired Capital 2000 and is currently actively trading. He was a founder of American Leverage, Inc., and was its Secretary/Treasurer and a Director until American Leverage, Inc. acquired Data National Corporation ("Data"). Data is active, profitable and in a growth mode. Currently, Mr. Quinn is the President and Treasurer of Gatwick, Ltd. ("Gatwick").


John B. Marvin.  Mr. Marvin served as Vice President and Director of
Starwood Investments, Inc., a Colorado corporation involved in entrepreneurial activities in real estate, oil and gas, and small business, from April 1986 to February 1991. Mr. Marvin also served as Vice President and a Director of Universal Treating Company, Inc., an oil well service company in Levelland, Texas, from October 1987 to November 1992. He is currently self-employed as a consultant providing oil and gas drilling and engineering services in the oil and gas industry.

Mr. Marvin served on the board of directors of Starwood Acquisitions, Inc.
from July 1988 to May 17, 1989. Starwood Acquisitions, Inc. merged with Cine-Source, Inc. a film production and distribution company. Mr. Marvin also served as a director of Starlight Acquisitions, Inc. from January 1989 to May 10, 1996. Starlight Acquisitions merged with Toucan Gold Company, symbol TUGO, which trades on the bulletin board.

Mr. Marvin received his Bachelor of Science degree in Engineering from the U.S. Military Academy at West Point in 1972. He received his MBA in Finance from the University of Utah in 1976.

Item 10.  Executive Compensation

     At the inception of the Company, two of the former Directors of the Company received 218,252 shares of common stock, and the third former Director received 58,501 shares of common stock valued at $.003 per share which were issued for services rendered to the Company and for agreeing to be a Director.

       Effective May 8, 1998, each of the four current Executive Officers of the Company began drawing a salary equal to $72,000 per year.

     At the present time, the Company has no retirement, pension or profit sharing programs for the benefit of its Directors or employees. However, at its discretion, the Company may adopt one or more of such programs in the future.

Pursuant to its bylaws and the Texas Business Corporation Act, the Company shall indemnify each Director and Officer against expenses, judgements, fines, and amounts paid in settlement actually and reasonably incurred by him in connection with any action, suit or proceeding which he may be made a party by reason of his being or having been made a Director or Officer of the Company, unless he failed to meet certain standards of conduct.

  Item 11.  Security Ownership of Certain Beneficial Owners and Management

       The following table sets forth certain information regarding beneficial ownership of outstanding shares as of August 10, 1998 by each person who is known by the Company to own beneficially five percent or more of the outstanding shares, the Company's Directors and Executive Officers, and all Directors and Executive Officers as a group.

                                                              Amount and
                                                              Nature Of
  Name and Address                                            Beneficial  % of
Of Beneficial Owner     Title of Class   Position or Title    Ownership   Class
-------------------     --------------   -----------------    ---------   -----

Samuel M. Skipper       Common Stock     Director             1,630,017   45.9%
5599 San Felipe                          Chairman of the Board
Suite 620, Houston,     Class B          CEO                    250,000   50.0%
Texas, 77056            Preferred Stock

Stephen F. Noser        Common Stock     Director            (1)350,003    9.9%
5599 San Felipe                          President
Suite 620, Houston,     Class B          Secretary              250,000   50.0%
Texas, 77056            Preferred Stock  Assistant Treasurer

Gary R. Countryman      Common Stock     COO                    300,003    8.5%
5599 San Felipe                          Vice President
Suite 620, Houston,                      Assistant Secretary
Texas, 77056

Randal B. McDonald,Jr.  Common Stock     CFO                          0    0.0%
5599 San Felipe                          Treasurer
Suite 620, Houston                       Assistant Secretary
Texas, 77056

Lisbon Development      Class AA 6%      N/A                     29,400   98.0%
Company, L.L.C.         Cumulative
1330 Post Oak Blvd.     Convertible
Suite 2222, Houston     Preferred
Texas, 77056            Stock

All Officers            Common Stock     N/A               (1)2,280,023   64.2%
And Directors           Class B                                 500,000  100.0%
                        Preferred
                        Stock

(1) Includes 50,000 shares of common stock indirectly owned by Mr. Noser because of his 50% ownership in Old Vector Corporation, which owns 100,000 shares of common stock.

Item 12.  Certain Relationships and Related Transactions

Item 13.  Exhibits and Reports on Form 8-K

     Exhibits not incorporated herein by reference to a prior filing are designated by an asterisk (*) and are filed herewith.

Exhibit   2.01  Asset Purchase Agreement between Registrant and Vector

Exhibit   2.02  Lisbon Agreement

Exhibit   2.03  Taurus Agreement

Exhibit 2.04 Agreement and Plan of Merger Between Sunburst Acquisitions II, Inc. and Vector Energy Corporation

Exhibit   3.01  Articles of Incorporation of Vector Energy Corporation

Exhibit   3.02  By-Laws of Vector Energy Corporation

Exhibit 4.01 Certificate of Designation, Preferences, Rights and Limitations of Class AA 6% Cumulative Convertible
                Preferred Stock and Class B Preferred Stock of Vector Energy Corporation

Exhibit  21    Subsidiaries of the Registrant*

Exhibit  27    Financial Data Schedule*

Exhibit 99 Audited financial statements of Vector Energy Corporation as of April 30, 1998.*

     No reports were filed on Form 8-K during the Company's fourth fiscal quarter ended April 30, 1998.

                                SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                              VECTOR ENERGY CORPORATION
                              (Registrant)


                              By   /S/   Randal B. McDonald, Jr.
                                   -----------------------------
                                         Randal B. McDonald, Jr.
                                         Chief Financial Officer
                                   Principal Financial and Accounting Officer

                                   Date:  August 13, 1998

Exhibit 99
                        Vector Energy Corporation
                     FKA Sunburst Acquisitions II, Inc.

                          FINANCIAL STATEMENTS

                             April 30, 1998

                             CONTENTS

                                                          Page

     Report of Independent Certified Public Accountant    F-1
     Balance Sheet                                        F-2
     Statements of Loss and Accumulated Deficit           F-3
     Statements of Cash Flows                             F-4
     Notes to Financial Statements                     F-5 - F-9

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT



The Board of Directors and Stockholder of
Vector Energy Corporation
FKA Sunburst Acquisitions II, Inc.

We have audited the accompanying balance sheet of Vector Energy Corporation (FKA Sunburst Acquisitions II, Inc.) as of April 30, 1998, and the related statements of loss and accumulated deficit, cash flows, and stockholders' equity for the year ended April 30, 1998, the initial period ended April 30, 1997, and for the period from inception (March 24, 1997) to April 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vector Energy Corporation (FKA Sunburst Acquisitions II, Inc.) as of April 30, 1998, and the results of its operations and its cash flows for the year ended April 30, 1998, the initial period ended April 30, 1997, and for the period from inception (March 24, 1997) to April 30, 1998, in conformity with generally accepted accounting principles.


Denver, Colorado
August 4, 1998


                                              COMISKEY & COMPANY
                                              PROFESSIONAL CORPORATION

                           Vector Energy Corporation
                       FKA Sunburst Acquisitions II, Inc.
                                BALANCE SHEET
                                April 30, 1998


ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                        $    2,020
                                                     ---------
     TOTAL CURRENT ASSETS                           $    2,020

OTHER ASSETS:
   Organizational costs (net
     of amortization)                                      240
                                                      --------
     TOTAL ASSETS                                        2,260
                                                    $ ========

  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable - related party                 $      721
                                                     ---------
     TOTAL CURRENT LIABILITIES                             721

STOCKHOLDERS' EQUITY
   Preferred stock, no par value
     20,000,000 shares authorized;
     80,000 shares issued and outstanding                8,000
   Common stock, no par value;
     100,000,000 shares authorized;
     2,030,000 shares issued and
     outstanding                                         2,220
   Additional paid-in capital                              600
   Deficit accumulated
     during the
     development stage                                  (9,281)
                                                      --------
                                                         1,539
                                                      --------
     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                                            2,260
                                                    $ ========

The accompanying notes are an integral part of these financial statements.
                                   F-2

                                 Vector Energy Corporation
                             FKA Sunburst Acquisitions II, Inc.
                       STATEMENTS OF LOSS AND ACCUMULATED DEFICIT
            For the period from inception (March 24, 1997) to April 30, 1998


                                  For the period
                                  from inception
                                  (March 24          For the            For the
                                  1997) to           year ended         year ended
                                  April 30, 1998     April 30, 1997     April 30, 1998
                                  ----------------   ----------------   ----------------

REVENUES                         $               -  $               -  $               -
                                  ----------------   ----------------   ----------------

EXPENSES
  Amortization expense                          60                  -                 60
  Legal and accounting            -          5,363              2,473              2,890
  Office expense                               818                 23                795
  Rent expense                                 600                  -                600
  Consulting fees                            2,220              1,935                285
  Travel                                       220                  -                220
                                  ----------------   ----------------   ----------------

      TOTAL EXPENSES                         9,281              4,431              4,850
                                  ----------------   ----------------   ----------------
NET LOSS                                    (9,281)            (4,431)            (4,850)

Accumulated deficit
  Balance, Beginning of period                   -                  -             (4,431)
                                  ----------------   ----------------   ----------------

 Balance, End of period          $          (9,281) $          (4,431) $          (9,281)
                                  ================   ================   ================

NET LOSS PER SHARE               $           (0.01) $            (NIL) $            (NIL)
                                  ================   ================   ================

WEIGHTED AVERAGE NUMBER OF
  SHARES OF COMMON STOCK AND
  COMMON STOCK EQUIVALENTS
  OUTSTANDING                              639,344            628,506            641,156
                                  ================   ================   ================

The accompanying notes are an integral part of these financial statements.
                                  F-3

                                 Vector Energy Corporation
                              FKA Sunburst Acquisitions II, Inc.
                              STATEMENT OF STOCKHOLDERS' EQUITY
           For the period from inception (March 24, 1997) to April 30, 1998

                                                                                  Deficit
                               Preferred Stock           Common Stock       accumulated                Total
                            ---------------------   ---------------------   during the    Additional   stock-
                            Number of               Number of               development   paid-in      holders'
                            Shares         Amount   shares         Amount   stage         capital      equity
                            ------------   ------   ------------   ------   -----------   -----------   --------
Preferred stock issued for
   cash, April 1997 at
   $0.10 per share                80,000    8,000              -        -             -             -      8,000

Common Stock issued for
   services, February 1997
   at $0.001 per share                 -        -      1,.935,000   1,935             -             -      1,935

Net loss for the period
   ended April 30, 1997                -        -               -       -        (4,431)            -    (4,431)

Common stock issued for
   services, November 1997
   at $0.003 per share                 -        -          95,000     285             -             -        285

APIC @ No rent charge                  -        -               -       -             -           600        600
Net loss for the period
   ended April 30, 1998                -        -               -       -        (4,850)            -    (4,850)
                            ------------   ------   ------------   ------   -----------   -----------   -------
Balance at April 30, 1998         80,000  $ 8,000      2,030,000  $ 2,220  $     (9,281) $        600  $   1,539
                            ============   ======   ============   ======   ===========   ===========   ========

     The accompanying notes are an integral part of the financial statements.
                                       F-4

                                   Vector Energy Corporation
                               FKA Sunburst Acquisitions II, Inc.
                                    STATEMENTS OF CASH FLOW
              For the period from inception (March 24, 1997) to April 30, 1998


                                  For the period
                                  from inception
                                  (March 24,         For the             For the initial
                                  1997) to           year ended          period ended
                                  April 30, 1998     April 30, 1997      April 30, 1998
                                  --------------     --------------      --------------

CASH FLOWS FROM
    OPERATING ACTIVITIES:

  Net Loss                       $        (9,281)   $        (4,431)    $        (4,850)
  Adjustments to reconcile
   net loss to net cash used
   by operating activities:
    Amortization expense                      60                  -                  60
    Rent expense                             600                  -                 600
    Stock issued for
     consulting fees                       2,220              1,935                 285
    Increase in accounts
     payable - related party                 721                273                 448
                                  --------------     --------------      --------------
  Net cash used by
   operating activities                   (5,680)            (2,223)             (3,457)

CASH FLOWS FROM
    INVESTING ACTIVITIES

  Organization costs                        (300)              (300)                  -
                                  --------------     --------------      --------------
  Net cash used by
   investing activities                     (300)              (300)                  -

CASH FLOWS FROM
    FINANCING ACTIVITIES

  Issuance of preferred
   stock                                   8,000              8,000                   -
                                  --------------     --------------      --------------
  Net cash provided
   financing activities                    8,000              8,000                   -
                                  --------------     --------------      --------------

  Net increase (decrease)
   in cash and cash
   equivalents                             2,020              5,477              (3,457)

CASH AND CASH EQUIVALENTS,
  Beginning of Period                          -                  -               5,477
                                  --------------     --------------      --------------
CASH AND CASH EQUIVALENTS,
 End of Period                   $         2,020    $         5,477               2,020
                                  ==============     ==============     $==============

The accompanying notes are an integral part of these financial statements.
                                 F-5

                             Vector Energy Corporation
                          FKA Sunburst Acquisitions II, Inc.
                            NOTES TO FINANCIAL STATEMENTS
                                   April 30, 1998


1.     Summary of Significant Accounting Policies
Development Stage Company
     Vector Energy Corporation (FKA Sunburst Acquisitions II, Inc.) ("the Corporation") was incorporated under the laws of the State of Colorado on March 24, 1997. At the date of these financial statements, principal office of the corporation was 4807 South Zang Way, Morrison, Colorado 80465. In the transaction described in Note 6, Sunburst Acquisitions II, Inc. acquired certain assets from, and changed its name to Vector Energy Corporation.

Prior to this, the Corporation was a new enterprise in the development stage as defined by Statement No. 7 of the Financial Accounting Standards Board and had not engaged in any business other than organizational efforts.

Accounting Method
     The Corporation records income and expenses on the accrual method.

Fiscal Year
     The Corporation has selected an April 30 year end.

Loss Per Share
     Loss per share was computed using the weighted average number of common
shares and common share equivalents outstanding during the period.   As part of
the Corporation's transaction, more fully described in Note 6, the Corporation underwent a defacto reverse stock split whereby the holders of the Corporation's common stock received one share of Vector Energy Corporation common stock for every 3.3333 existing shares. Except as otherwise indicated, all share and per share amounts in these financial statements have been restated to reflect this share adjustment.

Organizational Costs
    Costs to incorporate the Corporation have been capitalized and are being amortized over a sixty-month period.

Use of Estimates
     The preparation of the Corporation's financial statements in conformity with generally accepted accounting principles requires the Corporation's management to make estimates and assumptions that effect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

Fair Values of Financial Instruments
     Unless otherwise indicated, the fair value of all reported assets and liabilities which represent financial instruments (none of which are held for trading purposes) approximate the carrying values of such amounts.

Statement of Cash Flows
     For the purposes of the statement of cash flows, the Corporation considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.


2.     Stockholders' Equity
As of April 30, 1998, 2,030,000 (pre-split) shares of the Corporation's no par value common stock had been issued for consulting services provided. The stock was issued at $0.001 per share for 1,935,000 shares and $0.003 per share for 95,000 shares, which represented the fair market value of the services rendered.

As of April 30, 1998, 80,000 (pre-split) shares of the Company's no par value Series A preferred stock had been issued at $0.10 per share. Subsequent to the year ended April 30, 1998 and in connection with the Vector Energy transaction disclosed in Note 6, these shares were converted to common stock at the rate of two shares of common stock for each share of preferred outstanding.

                             Vector Energy Corporation
                          FKA Sunburst Acquisitions II, Inc.
                            NOTES TO FINANCIAL STATEMENTS
                                   April 30, 1998


3.     Related Party Transactions
As of the date of these financial statements, Michael R. Quinn and Jay Lutsky were the officers and directors of the Corporation, and the owners of approximately 70% of the Corporation's issued and outstanding commons stock.
In addition, these officers held 10,000 (pre-split) Series A preferred shares, which, upon conversion by all Series A preferred stockholder, had the effect of reducing the outstanding ownership by these directors to approximately 66%.

The accounts payable of $721 is due to Gary Joiner, corporate counsel and one of the initial shareholders of the Corporation.

The Corporation's President is providing office space at no charge to the Corporation. For purposes of the financial statements, the Corporation is accruing $50 per month as additional paid-in capital for this use.

4.     Income Taxes
The Corporation has Federal net operating loss carryforwards of approximately $8,800 expiring in the years 2012 and 2013. The tax benefit of these net operating losses is approximately $1,700, and has been offset by a full allowance for realization. These carryforwards may be limited upon the consummation of a business combination under IRC Section 381. For the year ended April 30, 1998 and the period ended April 30, 1997, the valuation allowance increased by $847 and $853, respectively.

5.     Supplemental Disclosure of Non-cash Financing Activities
For the year ended April 30, 1998 and the initial period ended April 30, 1997, the Corporation accumulated $60 and $-0-, respectively of amortization of the organization costs.

Similarly, for the year ended April 30, 1998 and the initial period ended April 30, 1997, the Corporation recorded $600 and $-0- as rent expense in additional paid-in capital.

                             Vector Energy Corporation
                          FKA Sunburst Acquisitions II, Inc.
                            NOTES TO FINANCIAL STATEMENTS
                                   April 30, 1998

6.     Subsequent Event
Asset Acquisition
     Effective as of May 8, 1998, Sunburst Acquisitions II, Inc. ("the Company") acquired various working and royalty interest in oil and gas properties pursuant to an asset purchase agreement with Vector Energy Corporation, a privately held Texas corporation ("old Vector"). The transaction consisted of a transfer by old Vector of substantially all of its oil and gas holdings, as well as the rights to purchase contracts with Lisbon Development Company LLC ("Lisbon") and Taurus Operating Inc. ("Taurus"), which assigned rights were exercised as part of the transaction.

The following shares were issued in connection with this transaction:

                                            Number of       Number of         Number of
                                            common          preferred B       preferred AA
                                            shares          shares            shares             Consideration
                                            -----------     -------------     --------------     ------------------

Mr. Stephen Noser                           300,000           250,000                  -     $1,000 cash

Old Vector (1)                              100,000                 -                  -     Oil & gas interests
                                                                                             valued at $300,000

Mr. Samuel Skipper                        1,630,017           250,000                  -     $1,000 cash

Taurus Operating, Inc.                      213,122                 -                  -     Oil & gas interests
                                                                                             valued at $640,000

Miscellaneous cash investors                550,000                 -                  -     $501,000 cash

Lisbon Development Group                                                          30,000     Oil & gas interests
                                                                                             valued at $9,900,000

(1) Mr. Stephen Noser owns 50% of Old Vector

In addition to share issuances, the Company assumed secured debt in the amount of approximately $6.1 million and $800,000 in accounts payable. All properties acquired are valued at approximately $10,840,000. The transaction will be accounted for as a purchase, with the acquired assets and liabilities recorded at their fair market values at the date of the business combination.

As a result of this asset acquisition transaction, Stephen Noser and Samuel Skipper acquired 77.7% of the voting rights of Sunburst Acquisitions II, Inc. and in the process became the sole two directors of the Company. In addition, Mr. Noser became the President, Secretary and Assistant Treasurer of the Company, and Mr. Skipper became the Chairman of the Board and Chief Executive Officer of the Company. Previous to the transaction, Michael R. Quinn and Jay Lutsky controlled 74.37% of the votes of Sunburst Acquisitions II, Inc. and acted as the Company's directors and executive officers.

The Company's Class B Preferred Stock is not convertible but has 100 (post-split) votes for every share of Class B Preferred Stock. The Company's Class AA Preferred Stock carries a 6% cumulative dividend, is convertible into common stock at the rate of 100 common shares for every preferred share converted, and votes at a rate of 100 shares per share of AA Preferred.

Migratory Merger
     On June 19, 1998, the Company received approval by its shareholders to merge its operations into Vector Energy Corporation, a newly formed Texas corporation wholly owned by the Company, whereby Vector Energy Corporation became the surviving corporation.

                             Vector Energy Corporation
                          FKA Sunburst Acquisitions II, Inc.
                            NOTES TO FINANCIAL STATEMENTS
                                   April 30, 1998

6.     Subsequent Event (Continued)
The migratory merger resulted in a change in the Company's state of incorporation from Colorado to Texas pursuant to an Agreement and Plan of Merger ("the Merger Agreement"). The Migratory Merger provides for the merger of Sunburst Acquisitions II, Inc., with and into Vector Energy Corporation. Sunburst Acquisitions II, Inc. will continue its operations under the name of "Vector Energy Corporation".

All Common Stock Shareholders of Sunburst Acquisitions II, Inc., received one share of common stock, no par value, in the new entity. ("VEC Common") for every 3.333 shares of Common Stock presently held. All Preferred Stock shareholders in the Company will receive one share of Preferred Stock, no par value, in the new entity ("VEC Preferred") for every one share of Preferred Stock presently held.

The rights and privileges attributable to the Common Stock and the Preferred Stock will be identical to the rights and privileges of the VEC Common and VEC Preferred; provided however, that the voting percentages of the VEC Common and the Class AA Preferred Stock of VEC with respect to 100% of the votes of VEC will be reduced on a 1 for 3.3333 basis.

The Migratory Merger will not result in any additional changes in the business, management, location of principal executive office, assets, liabilities or net worth of the Company.

All assets, property rights, liabilities and obligations of the Company will be transferred to and assumed by VEC.