Form 10QSB
period 1998-07-31
VECTOR ENERGY CORP /TEXAS/
filed 1998-09-29
CIK 1036265

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 Form 10-QSB

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITITES
     EXCHANGE ACT OF 1934.
     For the quarter ended July 31, 1998

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

Commission file number 0-22661

                          VECTOR ENERGY CORPORATION
                (Exact name of small business issuer in its charter)


                 Texas                                     76-0582614
       (State or other jurisdiction of                 (I.R.S. Employer
        incorporation or organization)                Identification No.)



                         5599 San Felipe,Suite 620
                           Houston, Texas 77056
                    (Address of principal executive office)

                              (713) 850-9993
                        (Issuer's telephone number)

                      Sunburst Acquisition s II,  Inc.
                            4807 South Zang Way
                         Morrison, Colorado 80465
                     (Former name and former address)



Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.	Yes [X] 	No [ ].

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution of
securities under a plan confirmed by a court 	Yes [ ] No [ ].

APPLICABLE ONLY TO CORPORATE  ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

At August 19, 1998 there were 3,641,485 shares of no par value common stock outstanding

Transitional Small Business Disclosure Format (Check one)	Yes [ ] 	No [X].

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited financial statements of the Company appearing at page F-1 through F-7 hereof are incorporated by reference.

Item 2.  Management's Discussion and Analysis or Plan of Operation

July 31, 1998, The Company had a working capital deficit of $1,242,500. This is primarily to net payables assumed in the acquisition of oil and gas properties, and the scheduled principal payments under the Company's secured debt. Subsequent to July 31, 1998, the Company began to settle many of the assumed payables for a combination of cash and the Company's common stock. Management believes that they will be able to continue this. The Company is currently in discussion with the lender under its secured debt to dely the scheduled principal payments in conjunction with an increase in the Company's borrowing base created by an additional acquisition. It is anticipated that such acquisition will be funded by a combination of additional advances under the Company's secured debt and the sale and issuance of the Company's common stock. However, there can be no assurance that such an acquisition will be completed, or that the scheduled principal payments will be delayed.

Liquidity and Capital Resources

The secured debt assumed by the Company is a $10,000,000 revolving credit note which terminates on March 15, 2001. Interest on the note is payable monthly at a floating rate which is currently 8.6875%. The borrowing base under the note is determined periodically based upon the collateral value assigned to the mortgaged properties, and is currently $6,100.000. Principal payments are currently scheduled at $75,000 per month beginning
September 15, 1998 and increasing to $125,000 per month beginning
Februar 15, 1999. In addition the, the note places certain restrictions on the use of the revenues from the mortgaged properties, requires the Company to satisfy the net accounts payable assumed by September 15, 1998 and requires the expenditure of $325,000 on the development of the mortgaged properties by November 4, 1998. The Company does not anticipate that the borrowing base under the note can be increased without incurring development costs which are significantly greater than those required under the terms of the note.

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

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

The Company is involved from time to time in various claims, lawsuits and administrative proceedings incidental to its business. In the opinion of management, the ultimate liability thereunder, if any, will not have a materially adverse effect on the financial condition or results of operations of the Company.

Item 2.   Changes in Securities and Use of Proceeds

The information required by this item is provided in the Notes to Financial Statements appearing a pages F-6 and F-7 hereof and are incorporated by reference.

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Submission of Matters to a Vote of Security Holders

The Company's Proxy Statement for a Special Meeting of Shareholders held on June 19, 1998 is hereby incorporated by reference.

Item 5.   Other Information

None

Item 6.   Exhibits and Reports on Form 8-K

(a)     Exhibit 27 - FINANCIAL DATA SCHEDULE

(b)     Reports on Form 8-K

        Form 8-K reporting the acquisition of several groups of oil and gas properties on may 8, 1998.

        Form 8-K/A furnishing the Statements of Revenue and Direct Expenses of the Assets acquired from Lisbon Development Company, L.L.C., Taurus Operating, Inc. and Vector Energy Corporation for the years ended December 31, 1997 and 1998 and for the Three Months ended March 31, 1998 and whose report was dated June 29, 1998.

                                 SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 VECTOR ENERGY CORPORATION
                                 (Registrant)


                                 By    /S/   Randal B. McDonald, Jr.
                                       -----------------------------
                                             Randal B. McDonald, Jr.
                                             Chief Fiancial Officer
                                             Principal Financial and
                                                  Accounting Officer

                                       Date: September 21, 1998

                                 By    /S/   Stephen F. Noser
                                       -----------------------------
                                             Stephen F. Noser
                                             President
                                             Principal Executive Officer

                                       Date: September 21, 1998

                          VECTOR ENERGY CORPORATION
                  (Formerly Sunburst Acquisitions II, Inc.)


                            FINANCIAL STATEMENTS
                                (Unaudited)

                               July 31, 1998

                                  CONTENTS



CONSOLIDATED BALANCE SHEET - ASSETS							                         F-2

CONSOLIDATED BALANCE SHEET - LIABILITIES AND STOCKHOLDER'S EQUITY		F-3

CONSOLIDATED STATEMENT OF LOSS AND ACCUMULATED DEFECIT			          F-4

CONSOLIDATED STATEMENT OF CASH FLOW							                         F-5

NOTES TO FINANCIAL STATEMENTS								                              F-6

                         Vector Energy Corporation
                 (Formerly Sunburst Acquisitions II, Inc.)
                         CONSOLIDATED BALANCE SHEET

                                   ASSETS

                                July 31, 1998
                                 (Unaudited)

CURRENT ASSETS
     Cash and cash equivalents          							               	266,300

     Accounts receivable          								                     483,300

     Other current assets          								                     53,000
										                                                  ----------
   Total current assets							                                 802,600
         				 					                                         ----------

PROPERTY, PLANT AND EQUIPMENT

     Oil and gas properties, using the full cost
	       method of accounting	          					 	              10,661,200

     Other property	          							                           46,900
          										                                        ----------

   Total property, plant and equipment	          		         10,708,100

     Accumulated depreciation and depletion						             (172,800)
										                                                  ----------
     Net property, plant and equipment           						     10,535,300
          										                                        ----------

OTHER ASSETS          								                                   2,260

                                                            ----------
TOTAL ASSETS						          	                               11,340,160
								          		                                        ----------
<F01>

The accompanying notes are an integral part of these financial statements.
                                  F-2


                        Vector Energy Corporation
                (Formerly Sunburst Acquisitions II, Inc.)
                        CONSOLIDATED BALANCE SHEET

                   LIABILITIES AND STOCKHOLDERS' EQUITY

                              July 31, 1998
                               (Unaudited)


CURRENT LIABILITIES
     Accounts payable and accrued liabilities	          			$  	920,100

     Current portion of long-term debt								               1,125,000
								                                                    ----------
   Total current liabilities							                          2,045,100
                                                            ----------

LONG-TERM DEBT	          							                             4,975,000

OTHER LIABILITIES          								                                721

STOCKHOLDERS' EQUITY

     Class AA 6% cumulative convertible preferred
        stock, $100.00 par value, 30,000 shares
        authorized, issued and outstanding								           3,000,000


     Class B  preferred stock, $1.00 par value,
        500,000 shares authorized, issued and
        outstanding 				                                       			-

     Class C 5% cumulative convertible preferred
        stock	$100.00 par value, 10,000 shares
        authorized; 1,250 shares issued and
        outstanding								                                     95,000

     Common stock, no par value, 100,000,000
        shares authorized; 3,561,443 shares issued
        and outstanding							                               1,455,420

     Additional paid in capital 			                             			600

     Retained Deficit								                                 (231,681)
										                                                  ----------
   Total stockholders' equity							                         4,319,339
										                                                  ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY						          $	11,340,160


<F01>

The accompanying notes are an integral part of these financial statements.
                                  F-3

                       Vector Energy Corporation
               (Formerly Sunburst Acquisitions II, Inc.)
          CONSOLIDATED STATEMENT OF LOSS AND ACCUMULATED DEFECIT

                           Three Months Ended
                             July 31, 1998
                              (Unaudited)


OIL AND GAS SALES							                                    	  268,100

OPERATING COSTS AND EXPENSES

     Production taxes and other costs								                   16,300

     Lease operating expense								                            86,600

     Depletion								                                         170,500

     Depreciation								                                        2,300

     General and administrative 							                         98,500
                                                             ---------
	 Total operating costs and expenses							                    374,200
                                                             ---------
OPERATING LOSS								                                        (106,100)

     Interest and other income								                           2,300

     Interest expense								                                 (118,600)
                                                             ---------
NET LOSS							                                            $  (222,400)


Defecit accumulated during the development stage								        (9,281)
                                                             ---------
RETAINED DEFECIT							                                    $ 	(231,681)
								                                                     ---------

NET LOSS PER SHARE							                                  $	(0.07)
								                                                     -----
WEIGHTED AVERAGE NUMBER OF COMMON STOCK
    AND COMMON STOCK EQUIVALENTS OUTSTANDING			     					    3,327,283
										                                                   ---------

<F01>
The accompanying notes are an integral part of these financial statements.
                                  F-4


                      Vector Energy Corporation
              (Formerly Sunburst Acquisitions II, Inc.)
                 CONSOLIDATED STATEMENT OF CASH FLOW

                          Three Months Ended
                            July 31, 1998
                             (Unaudited)


CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss					       		                                       $ (222,400)
	    Adjustments to reconcile net loss to cash
        (used by)	provided from operating activities
		         Depreciation and depletion				               $ 172,800
	    Change in assets and liabilities, net of effect
        of acquisitions
		         Increase (decrease) in accounts payable and
		            accrued liabilities				                     (97,500)
		         (Increase) decrease in accounts recievable				  75,300
		         Other			                                        (4,900)
                                                          -------
								                                                             145,700
                                                                    --------
		            Net cash (used by) or provided from
		               operating activities						                          (76,700)
                                                                    --------
CASH FLOWS FROM INVESTING ACTIVITIES
     Development of oil and gas properties							                   (208,500)
	    Purchase of other property							                               (45,500)
                                                                    --------
		      Net cash (used by) or provided from
   		      investing activities						                               (254,000)
                                                                    --------
CASH FLOWS FROM FINANCING ACTIVITIES
     Issuance of preferred stock for cash							                      95,000
	    Issuance of common stock for cash							                        502,000
                                                                    --------
		      Net cash (used by) or provided from
		         financing activities						                                597,000
                                                                    --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS 						          266,300

CASH AND CASH EQUIVALENTS
	    BEGINNING OF PERIOD                                         							-
                                                                    --------
    	END OF PERIOD						                                           $	266,300
								                                                            --------


<F01>

The accompanying notes are an integral part of these financial statements.
                                  F-5

                      VECTOR ENERGY CORPORATION
               (Formerly Sunburst Acquisitions II, Inc.)
                     NOTES TO FINANCIAL STATEMENTS
                            (Unaudited)
                           July 31, 1998


Management's Representation of Interim Financial Information

The accompanying financial statements have been prepared by Vector Energy Corporation (The Company)without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. These financial statements should be read in conjunction with the audited financial statements included in the Company's Form 10-KSB, as of April 30, 1998.

Principles of Consolidation

These consolidated financial statements include the accounts of Vector Energy
 Corporation (a Texas Company) and Vector Exploration, Inc. (a Texas Company) after elimination of significant intercompany balances and transactions.

Reverse Stock Split

In conjunction with several acquisitions, more fully described below, the Company underwent a defacto reverse stock split whereby holder's of the Company's common stock received 1 share of common stock for every 3.3333 shares of common stock previously held. All share and per share amounts reflect this share adjustment.

Acquisitions

On May 8, 1998, the Company, through its wholly-owned subsidiary Vector Exploration, Inc., completed an asset purchase agreement, dated
March 23, 1998, whereby the Company acquired thirteen oil and gas wells located in East Texas and North Louisiana. The consideration given for the acquisition was as follows:

	    30,000 shares of Class AA 6% Cumulative
		      Convertible Preferred Stock	                    $ 3,000,000

 	   Assumption of $6,100,000 in secured debt             6,100,000

    	Assumption of  other liabilities, ne	                  458,942

                                                          ---------
			                                                     $ 9,558,942
                                                          ---------

Also on May 8, 1998, the Company completed an asset purchase agreement, dated March 31, 1998, whereby the Company acquired a majority working interest in a waterflood project in West Texas. The consideration given for the acquisition was as follows:

     213,122 shares of the Company's common stock	        $ 639,366
                                                           ========

Also on May 8, 1998, the Company acquired non-operated working and royalty interests in approximately 80 wells located primarily in Oklahoma and Kansas. The consideration given for the acquisition was as follows:

    	100,000 shares of the Company's common stock	        $ 300,000
                                                           ========

In conjunction with the above acquisitions, the Company has capitalized approximately $130,000 in transaction expenses.

                        VECTOR ENERGY CORPORATION
                (Formerly Sunburst Acquisitions II, Inc.)
                      NOTES TO FINANCIAL STATEMENTS
                               (Unaudited)
                              July 31, 1998


Long-term debt

The secured debt assumed by the Company is a $10,000,000 revolving credit note, which terminates on March 15, 2001. Interest on the note is payable monthly at a floating rate, which was 8.6875% on July 31, 1998. The borrowing base is determined periodically based upon the collateral value assigned to the mortgaged properties, and is currently $6,100,000. Principal payments are currently scheduled at $75,000 per month beginning in September and increasing to $125, 000 in February. In addition, the note places certain restrictions on the use of revenues from the mortgaged properties.

Equity Transactions

In conjunction with the acquisitions, described above, the Company sold 2,230,023 shares of the Company's common stock and 500,000 shares of the Company's Class B Preferred Stock for $3,000 in cash to certain of the officers and directors of the Company In addition, the Company completed a private placement of 250,002 shares of the Company's common stock for $500,000 in cash.