Form 10QSB
period 1998-10-31
VECTOR ENERGY CORP /TEXAS/
filed 1998-12-21
CIK 1036265

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 Form 10-QSB

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITITES
     EXCHANGE ACT OF 1934.
     For the quarter ended October 31, 1998

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

At November 17, 1998 there were 3,641,485 shares of no par value common stock outstanding

Transitional Small Business Disclosure Format (Check one)	Yes [ ] 	No [X].

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited financial statements of the Company appearing at page F-1 through F-7 hereof are incorporated by reference.

Item 2.  Management's Discussion and Analysis or Plan of Operation

On October 31, 1998, The Company had a working capital deficit of $1,376,900. This is primarily to net payables assumed in the acquisition of oil and gas properties, and the scheduled principal payments under the Company's secured debt. The Company began to settle many of the assumed payables for a combination of cash and the Company's common stock. Management believes that they will be able to continue this. On November 4, 1998, the Company entered into an asset acquisition transaction by which the Company acquired the right, title, and interest in certain oil, gas, and mineral leases and working interests in approxiamately fifteen producing oil and gas wells located in Oklahoma, Louisiana and Texas. The transaction consisted of a purchase and sale agreement with Texas Energy and Environmental, Inc. and Cougar Oil and Gas, Inc. (colectively the "Sellers"). In conjunction with the asset acquisition transaction, the Company executed an amended and restated credit agreement with its lender whereby its borrowing base was increased by $800,000. On November 4, 1998, the Company drew down the additional $800,000 and used the proceeds to repay the bank debt and certain other of the other liabilities assumed in the asset acquisition transaction. In addition, the Company borrowed $500,000 from a stockholder under a six-month promissory note. Such note bears interest at 10% per annum and is subordinate to the Company's credit agreement. The holder of the promissory note received warrants to purchase 100,000 shares of the Company's common stock at $0.10 per share. Such warrants expire ten years from the date granted. The holder of the note is entitled to receive up to 300,000 shares of the Company's common stock if certain provisions extending the term of the note are exercised. The note also provides that the Company will use its best efforts to raise additional equity capital, and any capital so raised shall be used to repay the promissory note.

Liquidity and Capital Resources

The secured debt assumed by the Company is a $10,000,000 revolving credit note which terminates on March 15, 2001. Interest on the note is payable monthly at a floating rate which is currently 8.4101%. The borrowing base under the note is determined periodically based upon the collateral value assigned to the mortgaged properties, and is currently $6,100.000. Principal payments are currently scheduled at $75,000 per month beginning
September 15, 1998 and increasing to $125,000 per month beginning
Februar 15, 1999. In addition the, the note places certain restrictions on the use of the revenues from the mortgaged properties, requires the Company to satisfy the net accounts payable assumed by September 15, 1998 and requires the expenditure of $325,000 on the development of the mortgaged properties by November 4, 1998. The Company does not anticipate that the borrowing base under the note can be increased without incurring development costs which are significantly greater than those required under the terms of the note.

In conjunction with the asset acquisition transaction, the principal payments under the note were restructured to $10,000 per month beginning December 15, 1998, increasing to $75,000 per month beginning February 15, 1998 and increasing to $125,000 per month beginning May 15, 1998. In addition, certain of the deadlines relating to the settlement of liabilities assumed and expenditures for the development of the mortgaged properties were extended.

Currently, the Company's oil and gas revenues are sufficient to satisfy its oil and gas operating expenses and interest payments. The Company's general and administrative expenses and development costs are being funded primarily from the proceeds from the sale of stock. The Company believes that the asset acquisition transaction and theplanned development of its properties will result in an increase in oil and gas revenues which will be sufficient to its meet operating, general and administrative, interest and debt service requirements. However, there can be no assurance that this will occur. It is anticipated that an additional $1,500,000 in equity funding will be required to meet the current needs of the Company. Any inability of the Company to raise additional capital will limit the development of most of its oil and gas properties and may prevent the Company from meeting its cash requirements.

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

None

Item 5.   Other Information

None

Item 6.   Exhibits and Reports on Form 8-K

(a)     Exhibit 27 - FINANCIAL DATA SCHEDULE

(b)     None

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

                                       Date: December 18, 1998

                                 By    /S/   Stephen F. Noser
                                       -----------------------------
                                             Stephen F. Noser
                                             President
                                             Principal Executive Officer

                                       Date: December 18, 1998

                          VECTOR ENERGY CORPORATION
                  (Formerly Sunburst Acquisitions II, Inc.)


                            FINANCIAL STATEMENTS
                                (Unaudited)

                              October 31, 1998

                                  CONTENTS



CONSOLIDATED BALANCE SHEET - ASSETS							                         F-2

CONSOLIDATED BALANCE SHEET - LIABILITIES AND STOCKHOLDER'S EQUITY		F-3

CONSOLIDATED STATEMENTS OF LOSS AND ACCUMULATED DEFECIT			         F-4

CONSOLIDATED STATEMENTS OF CASH FLOW							                        F-5

NOTES TO FINANCIAL STATEMENTS								                              F-6

                         Vector Energy Corporation
                 (Formerly Sunburst Acquisitions II, Inc.)
                         CONSOLIDATED BALANCE SHEET

                                   ASSETS

                              October 31, 1998
                                 (Unaudited)

CURRENT ASSETS
     Cash and cash equivalents          							               	 10,300

     Accounts receivable          								                     453,300

     Other current assets          								                     63,900
										                                                  ----------
   Total current assets							                                 527,500
         				 					                                         ----------

PROPERTY, PLANT AND EQUIPMENT

     Oil and gas properties, using the full cost
	       method of accounting	          					 	              10,954,900

     Other property	          							                           52,400
          										                                        ----------

   Total property, plant and equipment	          		         11,007,300

     Accumulated depreciation and depletion						             (352,800)
										                                                  ----------
     Net property, plant and equipment           						     10,654,500
          										                                        ----------

OTHER ASSETS          								                                   2,200

                                                            ----------
TOTAL ASSETS						          	                               11,184,200
								          		                                        ----------
<F01>

The accompanying notes are an integral part of these financial statements.
                                  F-2


                        Vector Energy Corporation
                (Formerly Sunburst Acquisitions II, Inc.)
                        CONSOLIDATED BALANCE SHEET

                   LIABILITIES AND STOCKHOLDERS' EQUITY

                            October 31, 1998
                               (Unaudited)


CURRENT LIABILITIES
     Accounts payable and accrued liabilities	          			$  	864,400

     Current portion of long-term debt								               1,040,000
								                                                    ----------
   Total current liabilities							                          1,904,400
                                                            ----------

LONG-TERM DEBT	          							                             5,060,000

OTHER LIABILITIES          								                                700

STOCKHOLDERS' EQUITY

     Class AA 6% cumulative convertible preferred
        stock, $100.00 par value, 30,000 shares
        authorized, issued and outstanding								           3,000,000


     Class B  preferred stock, $1.00 par value,
        500,000 shares authorized, issued and
        outstanding 				                                       			-

     Class C 5% cumulative convertible preferred
        stock	$100.00 par value, 10,000 shares
        authorized; 1,250 shares issued and
        outstanding								                                     95,000

     Common stock, no par value, 100,000,000
        shares authorized; 3,561,443 shares issued
        and outstanding							                               1,652,100

     Additional paid in capital 			                             			600

     Retained Deficit								                                 (528,600)
										                                                  ----------
   Total stockholders' equity							                         4,319,100
										                                                  ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY						          $	11,184,200


<F01>

The accompanying notes are an integral part of these financial statements.
                                  F-3

                       Vector Energy Corporation
               (Formerly Sunburst Acquisitions II, Inc.)
          CONSOLIDATED STATEMENTS OF LOSS AND ACCUMULATED DEFECIT

                             Period Ended
                           October  31, 1998
                              (Unaudited)


                                               Three Months   Six Months
                                               -----------   -----------
OIL AND GAS SALES							                       $   207,200  	$  268,100

OPERATING COSTS AND EXPENSES

     Production taxes and other costs								       11,100       27,400

     Lease operating expense								               105,000      191,600

     Depletion								                             177,100      347,600

     Depreciation								                            2,900        5,200

     General and administrative 							             73,600      172,100
                                                -----------  -----------
	 Total operating costs and expenses							        369,700      743,900
                                                -----------  -----------
OPERATING LOSS								                            (162,500)    (268,600)

     Interest and other income								               1,500        3,800

     Interest expense								                     (135,900)    (254,500)
                                                -----------  -----------
NET LOSS							                                 $ (296,900)$   (519,300)


Defecit accumulated during the
  development stage								                           -          (9,300)

Retained defecit, Beginning                       (231,700)       -
                                                -----------  -----------
RETAINED DEFECIT							                         $ (528,600)$ 	 (528,600)
								                                        -----------  -----------

NET LOSS PER SHARE							                       $ (0.08)   $ (0.15)
								                                        --------   --------
WEIGHTED AVERAGE NUMBER OF COMMON STOCK
    AND COMMON STOCK EQUIVALENTS OUTSTANDING			 3,777,779  3,566,799
										                                      ---------  ---------
<F01>
The accompanying notes are an integral part of these financial statements.
                                  F-4


                      Vector Energy Corporation
              (Formerly Sunburst Acquisitions II, Inc.)
                 CONSOLIDATED STATEMENTS OF CASH FLOW

                           Period Ended
                         October 31, 1998
                           (Unaudited)


CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss 					       		                       $ (296,900)   $ (519,300)
	    Adjustments to reconcile net loss to cash
     (used by)	provided from operating activities
		      Depreciation and depletion 	 			            180,000  		   352,800
	    Change in assets and liabilities, net of
       effect of acquisitions
		       Increase (decrease) in accounts payable
		         and accrued liabilities				              (55,700) 	   (153,200)
		       (Increase) decrease in accounts recievable 	30,000  	    105,300
		       Other 			                                  (33,500)      (38,400
                                                  ----------  	----------
								 Net cash (used by) or provided from
		         operating activities 						           $ (176,100)   $ (252,800)
                                                 -----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES
     Development of oil and gas properties							   (79,500)     (288,000)
	    Purchase of other property							                 (400)      (45,900)
                                                 -----------   ----------
		      Net cash (used by) or provided from
   		      investing activities						            $  (79,900)   $ (333,900)
                                                 -----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES
     Issuance of preferred stock for cash							       -           95,000
	    Issuance of common stock for cash							          -          502,000
                                                 -----------   ----------
		      Net cash (used by) or provided from
		         financing activities						            $     -       $  597,000
                                                 -----------   ----------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS 						                          (256,000)       10,300

CASH AND CASH EQUIVALENTS
	    BEGINNING OF PERIOD                            266,300       			-
                                                 -----------   ----------
    	END OF PERIOD						                         $   10,300    $   10,300
					                                            -----------   ----------


<F01>

The accompanying notes are an integral part of these financial statements.
                                  F-5

                      VECTOR ENERGY CORPORATION
               (Formerly Sunburst Acquisitions II, Inc.)
                     NOTES TO FINANCIAL STATEMENTS
                            (Unaudited)
                         October 31, 1998


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

Acquisitions

On May 8, 1998, the Company, through its wholly-owned subsidiary Vector Exploration, Inc., completed an asset purchase agreement, dated
March 23, 1998, whereby the Company acquired thirteen oil and gas wells located in East Texas and North Louisiana. The consideration given for the acquisition was as follows:

	    30,000 shares of Class AA 6% Cumulative
		      Convertible Preferred Stock	                    $ 3,000,000

 	   Assumption of $6,100,000 in secured debt             6,100,000

    	Assumption of  other liabilities, net	                 459,000

                                                          ---------
			                                                     $ 9,559,000
                                                          ---------

Also on May 8, 1998, the Company completed an asset purchase agreement, dated March 31, 1998, whereby the Company acquired a majority working interest in a waterflood project in West Texas. The consideration given for the acquisition was as follows:

     213,122 shares of the Company's common stock	        $ 639,000
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

                        VECTOR ENERGY CORPORATION
                (Formerly Sunburst Acquisitions II, Inc.)
                      NOTES TO FINANCIAL STATEMENTS
                               (Unaudited)
                            October 31, 1998


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

In conjunction with an asset acquisition transaction consumated on November 4, 1998, the principal payments due under this note have been restructured and the borrowing base was increased to $6,900,000.

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

The Company has issued 116,014 shares of common stock to acquire additional interests in certain of the properties acquired on May 8, 1998.

The Company has issued 11,497 shares of common stock in settlement of certain liabilities assumed on May 8, 1998.

Subsequent Event

On November 4, 1998 the Company entered into an asset acquisition transaction by which the Company acquired the right, title, and interest in certain oil, gas, and mineral leases and working interests in approximately fifteen producing oil and gas wells located in Oklahoma, Louisiana and Texas. The transaction consisted of a purchase and sale agreement with Texas Energy and Environmental, Inc. and Cougar Oil and Gas,Inc. (collectively the "Sellers").

Pursuant to the asset acquisition transaction, the Company issued 1,226,667 shares of its common stock to the Sellers, and assumed approximately $750,000 of the Seller's bank debt and approximately $750,000 of other liabilities of the Sellers. In addition, the Sellers are entitled to receive up to 500,000 additional shares of the Company's common stock based on the value of the proved reserves attributed to the properties acquired, as determined by an independent engineering evaluation on September 30, 1999. The purchase and sale agreement also requires the Company to expend a minimum of $500,000 in capital investment on the properties acquired, within nine months. If such capital investment is not made, the Sellers are entitled to receive an additional 500,000 shares of the Company's common stock.

In conjunction with the asset acquisition transaction, the Company executed an amended and restated credit agreement with its lender whereby its borrowing base was increased by $800,000. On November 4, 1998, the Company drew down the additional $800,000 and used the proceeds to repay the bank debt and certain of the other liabilities assumed in the asset acquisition transaction.

In addition, the Company borrowed $500,000 from a stockholder under a six-month promissory note. Such note bears interest at 10% per annum and is subordinate to the Company's credit agreement. The holder of the promissory note received warrants to purchase 100,000 shares of the Company's common stock at $0.10 per share. Such warrants expire ten years from the date granted. The holder of the note is entitled to receive up to 300,000 shares of the Company's common stock if certain provisions extending the term of the note are exercised. The note also provides that the Company will use its best efforts to raise additional equity capital, and any capital so raised shall be used to repay the promissory note.