Form 10QSB
period 1999-01-31
VECTOR ENERGY CORP /TEXAS/
filed 1999-03-24
CIK 1036265

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                Form 10-QSB

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITITES
     EXCHANGE ACT OF 1934.	For the quarter ended January 31, 1999

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934



                           VECTOR ENERGY CORPORATION
                 (Name of small business issuer in its charter)


                                     Texas
                        (State or other jurisdiction of
                         incorporation or organization)



                                  76-0582614
                               (I.R.S. Employer
                              Identification No.)


                           5599 San Felipe, Suite 620
                              Houston, Texas 77056
                    (Address of principal executive office)

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

At March 2, 1999 there were 5,689,863 shares of no par value common stock outstanding.

Transitional Small Business Disclosure Format (Check one)	Yes [  ] No [X].

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

The unaudited financial statements of the Company appearing at page F-1 through F-8 hereof are incorporated by reference.

Item 2.   Management's Discussion and Analysis or Plan of Operation

On January 31, 1999, The Company had a working capital deficit of $2,333,500. This is primarily due to net payables assumed in the acquisition of oil and gas properties, and the scheduled principal payments under the Company's secured debt. The Company has begun to settle many of the assumed payables for a combination of cash and the Company's common stock. Management believes that they will be able to continue this. On November 4, 1998, the Company entered into an asset acquisition transaction by which the Company acquired the right, title, and interest in certain oil, gas, and mineral leases and working interests in approximately fifteen producing oil and gas wells located in Oklahoma, Louisiana and Texas. The transaction consisted of a purchase and sale agreement with Texas Energy and Environmental, Inc. and Cougar Oil and Gas, Inc. (collectively the "Sellers"). In conjunction with the asset acquisition transaction, the Company executed an amended and restated credit agreement with its lender whereby its borrowing base was increased by $800,000. On November 4, 1998, the Company drew down the additional $800,000 and used the proceeds to repay the bank debt and certain of the other liabilities assumed in the asset acquisition transaction. In addition, the Company borrowed $500,000 from a stockholder under a six-month promissory note. Such note bears interest at 10% per annum and is subordinate to the Company's credit agreement. The holder of the promissory note received warrants to purchase 100,000 shares of the Company's common stock at $.10 per share. Such warrants expire ten years from the date granted. The holder of the note is entitled to receive up to 300,000 shares of the Company's common stock if certain provisions extending the term of the note are exercised. The note also provides that the Company will use its best efforts to raise additional equity capital, and any capital so raised shall be used to repay the promissory note.

Liquidity and Capital Resources

The secured debt assumed by the Company is a $10,000,000 revolving credit note which terminates on March 15, 2001. Interest on the note is payable monthly at a floating rate which is currently 8.065%. The borrowing base under the note is determined periodically based upon the collateral value assigned to the mortgaged properties, and is currently $6,880,000. Principal payments were scheduled at $10,000 per month and increasing to $75,000 per month beginning on February 15, 1999 and $125,000 per month beginning
May 15, 1999. In addition, the note places certain restrictions on the use of the revenues from the mortgaged properties, requires the Company to satisfy the net accounts payable assumed by May 31, 1999 and requires the expenditure of $300,000 on the development of the mortgaged properties by April 14, 1999. The Company does not anticipate that the borrowing base under the note can be increased without incurring development costs which are significantly greater than those required under the terms of the note.

On February 23, 1999, the Company entered into an agreement with its lender to amend its revolving credit note. Such amendment modifies the principal payments under the note to $75,000 per month beginning April 15, 1999 and increasing to $125,000 on May 15, 1999. In addition, the amendment deferred a portion of the interest payment due in February for a period of one month. In addition, certain of the deadlines relating to the settlement of liabilities assumed and expenditures for the development of the mortgaged properties were extended or modified.

Currently, the Company's oil and gas revenues are sufficient to satisfy its oil and gas operating expenses and interest payments. The Company's general and administrative expenses and development costs are being funded primarily from the proceeds from the sale of stock. The Company believes that the asset acquisition transaction and the planned development of its properties will result in an increase in oil and gas revenues which will be sufficient to its meet operating, general and administrative, interest and debt service requirements. However, there can be no assurance that this will occur.
It is anticipated that an additional $1,500,000 in equity funding will be required to meet the current needs of the Company. Any inability of the Company to raise additional capital will limit the development of most of its oil and gas properties and may prevent the Company from meeting its cash requirements.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

The Company is involved from time to time in various claims, lawsuits and administrative proceedings incidental to its business.
In the opinion of management, the ultimate liability thereunder, if any, will not have a materially adverse effect on the financial condition or results of operations of the Company

Item 2.   Changes in Securities and Use of Proceeds

The information required by this item is provided in the Notes to Financial Statements appearing at pages F-6 through F-8 hereof and are incorporated by reference.

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Submission of Matters to a Vote of Security Holders

None.

Item 5.   Other Information

None

Item 6.   Exhibits and Reports on Form 8-K

(a) Exhibit 27 - FINANCIAL DATA SCHEDULE

(b) Reports on Form 8-K

    Form 8-K reporting the acquisition of oil and gas properties on November 4, 1998.

    Form 8-K/A furnishing the Statements of Revenue and Direct Expenses of the Assets Acquired from Texas Energy and Environmental, Inc. for the Years Ended April 30, 1998 and 1997 and for the Four Months Ended August 31, 1998 and whose report was dated January 21, 1999.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


						VECTOR ENERGY CORPORATION
						(Registrant)


						By	/S/ Randal B. McDonald, Jr
					    -----------------------------
          			Randal B. McDonald, Jr.
								     Chief Financial Officer
							      Principal Financial and Accounting Officer

						Date:	 March 11, 1999


						By	/S/ Stephen F. Noser
							  -----------------------------
	            Stephen F. Noser
								     President
							      Principal Executive Officer

						Date: 	March 11, 1999

									               VECTOR ENERGY CORPORATION
                (Formerly Sunburst Acquisitions II, Inc.)


                          FINANCIAL STATEMENTS
                              (Unaudited)

                            January 31, 1999

                                CONTENTS




CONSOLIDATED BALANCE SHEET - ASSETS							                         F-2

CONSOLIDATED BALANCE SHEET - LIABILITIES AND STOCKHOLDERS' EQUITY		F-3

CONSOLIDATED STATEMENTS OF LOSS AND ACCUMULATED DEFECIT			         F-4

CONSOLIDATED STATEMENTS OF CASH FLOW						                         F-5

NOTES TO FINANCIAL STATEMENTS								                              F-6

                         Vector Energy Corporation
                 (Formerly Sunburst Acquisitions II, Inc.)
                        CONSOLIDATED BALANCE SHEET

                                  ASSETS

                             January 31, 1999
                               (Unaudited)






CURRENT ASSETS
     Cash and cash equivalents							               $   	67,200

					Accounts receivable 							                        402,200

     Prepaid expenses and other current assets 							  820,200

                                                    ------------
	         Total current assets							                 1,289,600
                                                    ------------
PROPERTY, PLANT AND EQUIPMENT

     Oil and gas properties, using the full cost
	         method of accounting							                14,702,600

     Other property								                              63,000

                                                    ------------
	         Total property, plant and equipment 							14,765,600


     Accumulated depreciation and depletion							     (504,200)

                                                    ------------
	    Net property, plant and equipment 							       14,261,400
										                                          ------------
OTHER ASSETS								                                      2,200

TOTAL ASSETS						                                 	$15,553,200
										                                          ============

The accompanying notes are an integral part of these financial statements

                       Vector Energy Corporation
               (Formerly Sunburst Acquisitions II, Inc.)
                      CONSOLIDATED BALANCE SHEET

                LIABILITIES AND STOCKHOLDERS' EQUITY

                         January 31, 1999
                            (Unaudited)

CURRENT LIABILITIES
     Accounts payable and accrued liabilities							 $	1,673,100

     Notes payable								                               600,000

     Current portion of long-term debt         							 1,350,000
								                                             ------------
	         Total current liabilities							             3,623,100
                                                     ------------

LONG-TERM DEBT								                                 5,530,000

OTHER LIABILITIES								                                    700

STOCKHOLDERS' EQUITY

     Class AA 6% cumulative convertible preferred
        stock, $100.00 par value, 30,000 shares
        authorized; issued and outstanding								     3,000,000

     Class B  preferred stock, $1.00 par value,
        500,000 shares authorized, issued and
        outstanding                                         -

     Class C 5% cumulative convertible preferred
        stock, $100.00 par value, 10,000 shares
        authorized	1,250	shares issued and
        outstanding                                       95,000

     Common stock, no par value; 100,000,000
        shares authorized; 5,607,089 shares issued
        and	outstanding						                          4,204,700

        Additional paid in capital								                   600

        Retained Deficit								                        (900,900)

								                                             ------------
          Total stockholders' equity							            6,399,400
                                                     ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    					  $15,553,200
								                                             ============






  The accompanying notes are an integral part of these financial statements.

                       Vector Energy Corporation
               (Formerly Sunburst Acquisitions II, Inc.)
         CONSOLIDATED STATEMENTS OF LOSS AND ACCUMULATED DEFECIT

                             Period Ended
                           January 31, 1999
                             (Unaudited)


                                             						Three Months		Nine Months
                                                   ------------  ------------

OIL AND GAS SALES					                             $ 	 344,400   $   819,700
                                                   ------------  ------------
OPERATING COSTS AND EXPENSES

     Production taxes and other costs					              12,100        39,500

     Lease operating expense						                     236,000       427,600

     Depletion					                                    148,500       496,100

     Depreciation						                                  2,900         8,100

     General and administrative						                  174,700       346,800
                                                   ------------  ------------

          Total operating costs and expenses				       574,200     1,318,100
                                                   ------------  ------------

OPERATING LOSS					                                   (229,800)     (498,400)


     Interest and other income				                       1,300         5,100

     Interest expense					                            (143,800)     (398,300)
                                                   ------------  ------------

NET LOSS				                                       $  (372,300)  $  (891,600)

Defecit accumulated during the development stage						    -		         (9,300)

Retained Defecit, Beginning 				                      (528,600)        		-
                                                   ------------  ------------
RETAINED DEFECIT					                              $  (900,900) 	$ 	(900,900)
                                                   ============  ============

NET LOSS PER SHARE					                                $ (0.07)	     $ (0.22)
										                                             ========      ========
WEIGHTED AVERAGE NUMBER OF COMMON
     STOCK AND COMMON STOCK EQUIVALENTS
     OUTSTANDING						                                5,188,112     4,107,237
                                                      =========     =========

  The accompanying notes are an integral part of these financial statements.

                        Vector Energy Corporation
                (Formerly Sunburst Acquisitions II, Inc.)
                  CONSOLIDATED STATEMENTS OF CASH FLOW

                              Period Ended
                            January 31, 1999
                              (Unaudited)

						                                             Three Months		Nine Months

CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss				                                  $  (372,300)  $ 	(891,600
	    Adjustments to reconcile net loss to cash
        (used by)	provided from operating
        activities
		        Depreciation and depletion				               151,400       504,200
            Change in assets and liabilities,
            net of effect of acquisitions
	             	Increase (decrease) in accounts
                  payable and	accrued liabilities      663,200       510,000
		             (Increase) decrease in accounts
                  recievable				                      (376,700)     (271,400)
		             Other			                                (59,000)      (97,400)
                                                   ------------  ------------
		   Net cash (used by) or provided from
		      operating activities			                    $     6,600   $  (246,200)
                                                   ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
	     Development of oil and gas properties					      (467,600)     (755,600)
	     Purchase of other property				                   (17,100)      (63,000)
                                                   ------------  ------------
		   Net cash (used by) or provided from
		      investing activities			                    $  (484,700)  $  (818,600)
                                                   ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Borrowings under revolving credit note					       800,000       800,000
     Repayments under revolving credit note					       (20,000)      (20,000)
     Borrowing under notes payable					                500,000       500,000
     Repayments under notes payable					              (745,000)     (745,000)
     Issuance of preferred stock for cash					            -		         95,000
     Issuance of common stock for cash					               -		        502,000
                                                   ------------  ------------
		   Net cash (used by) or provided from
		      financing activities			                    $   535,000   $ 1,132,000
                                                   ------------  ------------
NET INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS					                          56,900        67,200

CASH AND CASH EQUIVALENTS
	    BEGINNING OF PERIOD					                           10,300         		-
                                                   ------------  ------------

	    END OF PERIOD				                             $ 	  67,200   $    67,200
                                                   ============  ============

  The accompanying notes are an integral part of these financial statements.

			                     VECTOR ENERGY CORPORATION
                 (Formerly Sunburst Acquisitions II, Inc.)
                      NOTES TO FINANCIAL STATEMENTS
                              (Unaudited)
                           January 31, 1999


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

Acquisitions

On May 8, 1998, the Company, through its wholly-owned subsidiary Vector Exploration, Inc., completed an asset purchase agreement, dated
March 23, 1998, whereby the Company acquired thirteen oil and gas wells located in East Texas and North Louisiana. The consideration given for the acquisition was as follows:

     30,000 shares of Class AA 6% Cumulative
		        Convertible Preferred Stock	              $ 3,000,000

	    Assumption of $6,100,000 in secured debt         6,100,000

	    Assumption of other liabilities, net   	           459,000
	                                                   ------------
			                                                 $ 9,559,000
                                                    ============

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

                       VECTOR ENERGY CORPORATION
               (Formerly Sunburst Acquisitions II, Inc.)
                      NOTES TO FINANCIAL STATEMENTS
                              (Unaudited)
                            January 31, 1999

Acquisitions (continued)

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

Pursuant to the asset acquisition transaction, the Company issued 1,226,667 shares of its common stock to the Sellers, issued a $120,000 non-interest bearing note payable to the Sellers, and assumed certain of the Sellers' bank debt and other liabilities. In addition the Sellers are entitled to receive up to 500,000 additional shares of the Company's common stock based on the value of the proved developed producing reserves attributed to the properties acquired, as determined by an independent engineering evaluation on September 30, 1999. The purchase and sale agreement also requires the Company to expend a minimum of $500,000 in capital investment on the properties acquired, within nine months. If such capital investment is not made, the Sellers are entitled to receive an additional 500,000 shares of the Company's common stock. The consideration given for the acquisition was as follows:

     1,226,667 shares of Common Stock	              $ 1,840,000

    	Assumption of $725,000 in secured debt	            725,000

    	Issuance of note payable	                          120,000

    	Assumption of other liabilities, net               574,000
	                                                   ------------

	                                                 		$ 3,259,000
                                                    ============

In conjunction with the above acquisition, the Company has capitalized approximately $45,000 in transaction expenses.

In conjunction with the asset acquisition transaction, the Company executed an amended and restated credit agreement with its lender whereby its borrowing base was increased by $800,000. On November 4, 1998, the Company drew down the additional $800,000 and used the proceeds to repay the bank debt and certain of the other liabilities assumed in the asset acquisition transaction.

In addition, the Company borrowed $500,000 from a stockholder under a six-month promissory note. Such note bears interest at 10% per annum and is subordinate to the Company's credit agreement. The holder of the promissory note received warrants to purchase 100,000 shares of the Company's common stock at $.10 per share. Such warrants expire ten years from the date granted. The holder of the note is entitled to receive up to 300,000 shares of the Company's common stock if certain provisions extending the term of the note are exercised. The note also provides that the Company will use its best efforts to raise additional equity capital, and any capital so raised shall be used to repay the promissory note.

Long-term debt

The secured debt assumed by the Company is a $10,000,000 revolving credit note, which terminates on March 15, 2001. Interest on the note is payable monthly at a floating rate, which was 8.065% on January 31, 1999. The borrowing base is determined periodically based upon the collateral value assigned to the mortgaged properties, and is currently $6,880,000. Principal payments are currently scheduled at $10,000 per month and increasing to $75,000 per month beginning on February 15, 1999 and $125, 000 per month beginning on May 15, 1999. In addition, the note places certain restrictions on the use of revenues from the mortgaged properties.

On February 23, 1999, the Company entered into an agreement with its lender to amend its revolving credit note. Such amendment modifies the principal payments under the note to $75,000 per month beginning April 15, 1999 and increasing to $125,000 on May 15, 1999. In addition, the amendment deferred a portion of the interest payment due in February for a period of one month.

                       VECTOR ENERGY CORPORATION
                (Formerly Sunburst Acquisitions II, Inc.)
                     NOTES TO FINANCIAL STATEMENTS
                             (Unaudited)
                          January 31, 1999

Equity Transactions

In conjunction with the acquisitions, described above, the Company sold 2,230,023 shares of the Company's common stock and 500,000 shares of the Company's Class B Preferred Stock for $3,000 in cash to certain of the officers and directors of the Company. In addition, the Company completed a private placement of 250,002 shares of the Company's common stock for $500,000 in cash.

The Company has issued 116,014 shares of common stock to acquire additional interests in certain of the properties acquired on May 8, 1998.

The Company has issued 11,941 shares of common stock in settlement of certain of the liabilities assumed on May 8, 1998.

The Company has issued 691,000 shares of common stock to various consultants in return for future services. The Company has capitalized $722,800 in prepaid expenses related to such shares, and will amortized the balance over the term of the services to be provided.