Form 10KSB
period 1999-04-30
VECTOR ENERGY CORP /TEXAS/
filed 1999-09-02
CIK 1036265

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                Form 10-KSB

  X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITITES EXCHANGE
    ACT OF 1934.	For the fiscal year ended April 30, 1999

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

      Common Stock, no par value                     None

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _X_ 	No ___

Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-KSB or any amendment to this Form 10-KSB.	_X_.

State issuer's revenues for its most recent fiscal year.	$974,194

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price price of such common equity, as of a specified date within the past 60 days.
$3,593,857, as of August 12, 1999.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
6,478,317 shares of common stock, no par value, were outstanding as of August 12, 1999.

Documents Incorporated by Reference:	None

Transitional Small Business Disclosure Format (Check one) Yes___ No _X_ .

PART I	.................................................................. 2
ITEM 1.     BUSINESS	.................................................... 2
General	................................................................. 2
Competitive Conditions	.................................................. 4
Dependence upon one or a few major customers	............................ 4
Governmental and Environmental Regulations	.............................. 4
Employees and Consultants	............................................... 5
ITEM 2.     PROPERTY	.................................................... 5
Properties Acquired	..................................................... 5
Production Information	.................................................. 7
Reserve Information	..................................................... 7
Oil and Gas Wells	....................................................... 8
Oil and gas leaseholds	.................................................. 9
Office Facilities	....................................................... 9
ITEM 3.     LEGAL PROCEEDINGS	........................................... 9
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	......... 9
PART II	................................................................. 9
ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS	.... 9
ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	...10
General	.................................................................10
Liquidity and Capital Resources	.........................................11
ITEM 7.     FINANCIAL STATEMENTS	........................................11
Annual Financial Statements	.............................................11
Financial Statements of Businesses Acquired	.............................11
Pro Forma Financial Data	................................................12
ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE	.........................12
PART III	................................................................13
ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
            COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT	...........13
ITEM 10.    EXECUTIVE COMPENSATION	......................................14
ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT	..................................................15
ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	..............16
ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K	............................16



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

                               PART I

Item 1.     Business

General

Vector Energy Corporation (the "Company") was incorporated under the laws of the State of Texas on June 18, 1998 as a wholly owned subsidiary of Sunburst Acquisitions II, Inc. ("Sunburst"). The Company was formed for the purpose of completing a reverse merger with Sunburst in order to change Sunburst's name to Vector Energy Corporation and its state of incorporation from Colorado to Texas. This merger was completed on June 19, 1998

Sunburst was incorporated under the laws of the State of Colorado on March 17, 1997 as a "shell" company. Sunburst's business plan was to seek, investigate, and if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. Sunburst elected to voluntarily file a registration statement on Form 10-SB in order to become a reporting company under the Securities Exchange Act of 1934 and continued to file periodic reports required under the Exchange Act.

On May 8, 1998, Sunburst entered into an asset acquisition transaction in which it acquired substantially all of its operating assets. The transaction consisted of an Asset Purchase Agreement executed by the Company and Old Vector Corporation (formerly Vector Energy Corporation), a Texas corporation ("Old Vector") under which Old Vector transferred substantially all of its assets to Sunburst, including its rights to two asset purchase agreements with Lisbon Development Company, L.L.C., a Texas limited liability company ("Lisbon"), and Taurus Operating, Inc., a Texas corporation ("Taurus") dated March 23, 1998 and March 31, 1998, respectively.

Other than the rights to the above mentioned asset purchase agreements with Lisbon and Taurus, Old Vector's assets acquired by Sunburst consisted of non-operated working interests and royalty interests in approximately 80 producing oil and gas wells located primarily in Oklahoma and Kansas. Sunburst also acquired from Old Vector a wholly owned subsidiary of Old Vector, Vector Exploration, Inc., a Texas Corporation ("Vector Exploration"), which then became a wholly owned subsidiary of Sunburst. Old Vector assigned its rights to the asset purchase agreement with Lisbon to Vector Exploration prior to Sunburst's acquisition of Old Vector. In exchange for these assets and the rights under the asset purchase agreements, Old Vector received 100,001 shares of Common Stock.

The Company, through its newly acquired wholly owned subsidiary Vector Exploration, exercised the rights under the asset purchase agreement with Lisbon by which Vector Exploration acquired 13 oil and gas wells located in East Texas and North Louisiana. These assets are currently held in the Company's wholly owned subsidiary Vector Exploration. In exchange for these assets, Vector Exploration delivered to Lisbon 30,000 shares of the Company's class AA 6% cumulative convertible preferred stock ("Class AA Preferred Stock") and assumed $6.1 million in secured debt and $511,465 in accounts payable, net of accounts receivable and cash acquired. The secured debt assumed by the Company is a credit facility secured by the production on the acquired producing properties that allows the Company access to a line of credit of up to $10 million with a national bank. These liabilities, just as the assets, are held by the Company's wholly owned subsidiary Vector Exploration. The Class AA Preferred Stock is convertible into Common Stock and votes at a rate of 100 for each share of Class AA Preferred Stock.

The Company also exercised its rights under the asset purchase agreement with Taurus which were assigned directly to the Company, and acquired the East Westbrook Properties located in Mitchell County, Texas. In exchange for this asset, the Company issued to Taurus 213,123 shares of Common Stock.

In connection with the above transaction, the Company additionally issued 2,480,026 shares of Common Stock, a warrant to purchase an additional 300,000 shares of Common Stock at $.10 per share, and 500,000 shares of the Company's class B preferred stock ("Class B Preferred Stock") to subscribers in exchange for an aggregate consideration of $773,002 in cash and services.
The Class B Preferred Stock is not convertible, but has 100 votes for every share of Class B Preferred.

On November 4, 1998, the Company entered into an asset acquisition transaction by which the Company acquired the right, title, and interest in certain oil, gas, and mineral leases and working interests in approximately fifteen producing oil and gas wells located in Oklahoma, Texas and Louisiana. The transaction consisted of a purchase and sale agreement with Texas Energy and Environmental, Inc. and Cougar Oil and Gas, Inc. (collectively the "Sellers").

Pursuant to the asset acquisition transaction, the Company issued 1,226,667 of its common stock to the Sellers, issued a $120,000 non-interest bearing note payable to the Sellers, and assumed $690,522 of the Sellers' bank debt and $750,000 of other liabilities of the Sellers. In addition the Sellers are entitled to receive up to 500,000 additional shares of the Company's common stock based on the value of the proved developed producing reserves attributed to the properties acquired, as determined by an independent engineering evaluation on September 30, 1999. The purchase and sale agreement also requires the Company to expend a minimum of $500,000 in capital investment on the properties acquired, within nine months. If such capital investment is not made, the Sellers were entitled to receive an additional 500,000 shares of the Company's common stock. Five hundred thousand shares of common stock were issued to the Sellers on August 23, 1999. The Company does not believe any additional shares will be issued to the Sellers under this agreement.

In conjunction with the asset acquisition transaction, the Company executed an amended and restated credit agreement with its lender whereby its borrowing base was increased by $800,000. On November 4, 1998, the Company drew down the additional $800,000 and used the proceeds to repay the bank debt and certain of the other liabilities assumed in the asset acquisition transaction.

In addition, the Company borrowed $500,000 from a stockholder under a six-month promissory note. Such note bears interest at 10% per annum and is subordinate to the Company's credit agreement. The holder of the promissory note received warrants to purchase 100,000 shares of the Company's common stock at $.10 per share. Such warrants expire ten years from the date granted. On May 17, 1999 the Company issued 100,000 shares of common stock to the holder of the promissory note in order to exercise certain provisions extending the term of the note. The note also provides that the Company will use its best efforts to raise additional equity capital, and any capital so raised shall be used to repay the promissory note.

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

Dependence upon one or a few major customers

The Company currently markets the oil and gas production from its operated properties to twelve customers, three of which represents sales in excess of 10% of the Company's total oil and gas revenues. These three customers combined represent approximately 53% of the Company's total oil and gas revenues. The availability of oil and gas purchasers is such, however, that any customer discontinuing purchases from the Company could almost assuredly be replace by another buyer.

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

Employees and Consultants

The Company has five full time employees including the officers of the Company. The Company may hire additional personnel as required by its operations and may also engage the services of geological and engineering consultants from time to time to assist in its operations. The Company currently employs two engineering consultants on a part time basis and contracts for field supervision with Taurus Operating, Inc. of Midland, Texas.

Item 2.     Property

Properties Acquired

Lisbon Properties

The Company acquired the Lisbon Properties on May 8, 1998, through its wholly owned subsidiary Vector Exploration, Inc. The properties consist of oil and gas working interests, ranging from approximately 50% to 100%, in thirteen wells and leases in eight fields located in Gregg and Harrison Counties, Texas and Claiborne, Lincoln, Webster and Bossier Parishes, Louisiana. The primary target zones consist of the Cotton Valley, Travis Peak, Petit, Gray Sand, Haynesville, Burgess Simmons, Vaughn and Hall formations. The Company currently operates eleven of the thirteen wells. Currently there are eleven wells producing on the properties. The aggregate amount of daily production equals approximately 640 Mcf per day (net) of natural gas and 40 barrels per day (net) of oil and condensate. The Company believes that these fields in East Texas and North Louisiana provide an opportunity for continued growth and have significant remaining undeveloped reserve potential.

East Westbrook Properties

The East Westbrook Properties consist of approximately a 98% working interest in 980 acres in Mitchell County, Texas that were formerly part of the East Westbrook Unit. The East Westbrook Unit encompasses approximately 1,200 acres and is part of the Westbrook Field which encompasses over 18,000 acres and has produced in excess of 99.1 million barrels of oil since its discovery in 1920. The East Westbrook Unit is located on the northeast corner of the Midland Basin Platform and on the west flank of the Eastern Shelf. The East Westbrook Unit is bordered on the west, south, and north by waterflood projects. All of these waterfloods have been infill drilled and have produced large volumes of oil. Twenty wells have been completed on the properties, five of which have recent production. The Company operates all of the wells on this property. Historically the East Westbrook Unit has been poorly managed and was placed in the hands of a promoter who went into bankruptcy. The wells were not properly maintained, no water was injected and the facility was allowed to deteriorate. Taurus acquired the property and spent nearly $1 million putting the wells back on line, cleaning out the wells, and replacing worn equipment. In addition, the Company performed workovers on two of the wells. In order to complete the work that needs to be done to bring the property up to full production, Vector estimates that an additional $8.1 million needs to be spent.

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

Texas Energy & Environmental, Inc. Properties

The Company acquired the Texas Energy & Environmental, Inc. properties on November 4, 1998. These properties consist of fourteen wells located in Oklahoma, Texas and Louisiana. All wells are Company operated. These wells currently produce approximately 1,075 Mcf per day (net) and 10 barrels of oil per day (net). The Company's working interest in these wells varies from approximately 50% to 100%.

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

Currently, the Company has executed a Purchase and Sale Agreement with a company which is a debtor in possession in a Chapter 11 Bankruptcy. Under the agreement the Company has the right to acquire all of the Bankrupt Debtor'' interest in a Block located in the Offshore Texas, Mustang Island Area. This agreement has received final approval by the Bankruptcy Court. The Company currently estimates that this property contains in excess of 20 Bcf of proved reserves.

Production Information

The table below sets forth the net quantities of oil and gas production (net of all royalties, overriding royalties, and production due to others), the average sales prices, and the average production costs attributable to the Company's properties for the year ended April 30, 1999.

                  Net Production
                    Oil (BBLS)                   16,341
                    Gas (MCF)                   415,296

                  Average Sales Prices
                    Oil (per BBL)               $ 11.69
                    Gas (per MCF)               $  1.81

                  Average Production Cost (1)
                  Per Equivalent MCF of Gas
                  (2)                           $  1.65

[FN]
<F1>
                  (1) Production costs include lease operating expenses,
                      severance taxes, transportation, treatment, marketing, and other direct expenses
<F2>
                  (2) Oil production is converted to MCF using its estimated energy equivalent of six MCF per BBL

Reserve Information

Oil and gas reserve information for the properties owned by the Company have been prepared internally by the Company.

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

The tables below set forth the estimated proved and proved developed reserves of crude oil (including condensate) and natural gas, all of which are located within the continental United States, associated with the properties owned by the Company for the year ended April 30, 1999.

Proved Reserves at Year End

                                Developed  Undeveloped   Total
                                ---------  -----------   -----
     Oil (BBLs) (in thousands)
     -------------------------
     April 30, 1999                  173        3,390    3,563

     Gas (MCF) (in thousands)
     ------------------------
     April 30, 1999               13,211          487   13,698

Changes in Proved Reserves

                                                           MCF          BBLS
                                                          ------      -------
     Estimated Quantity (in thousands), May 1, 1998          -           -
     Acquisitions                                         24,542        603
     Production                                             (415)       (16)
     Changes in Estimates                                (10,429)     2,976
                                                         --------     -------
     Estimated Quantity (in thousands), April 30, 1999    13,698      3,563
                                                         ========     =======

Oil and Gas Wells


The Company owns interests in productive oil and gas wells (including producing wells and wells capable of production), as follows:

                       Gross (1)                 Net
                        Wells                   Wells
                       ---------               -------
Oil Wells                   79                   7.95
Gas Wells                   49                  10.59
                       ---------               -------
Total                      128                  18.54
                       =========               =======

[FN]
<F1>
(1) One or more completions in the same well are counted as one well

Oil and gas leaseholds

The table below sets forth the Company's ownership interest in leaseholds acquired as a result of the asset acquisition transaction. The oil and gas leases in which the Company has an interest are generally held by production. The leases may be surrendered by the Company at any time by the cessation of production.

                    Developed (1) Developed (1) Undeveloped  Undeveloped
                    Gross Acres    Net Acres    Gross Acres   Net Acres
                    ------------  ------------  -----------  -----------
Louisiana                6,573         3,574       12,570        8,061
Texas                    5,573         1,659        1,500        1,088
Kansas                   4,037            52            0            0
Oklahoma                14,468           841          200          100
                    ------------  ------------  -----------  -----------
Total                   30,651         6,126       14,270        9,249
                    ============  ============  ===========  ===========

[FN]
<F1>
(1) Acres spaced or assigned to productive wells

Office Facilities

The Company's Houston, Texas office consists of approximately 1,879 square feet and has been leased, on a month-to-month basis, from an affiliated party for $2,283 per month. The lease held by the affiliated party expires on July 31, 2000.

Item 3.     Legal Proceedings

The Company is involved from time to time in various claims, lawsuits and administrative proceedings incidental to its business. In the opinion of management, the ultimate liability thereunder, if any, will not have a materially adverse effect on the financial condition or results of operations of the Company. The Company currently has accounts payable in the amount of
$1,570,125.   A significant portion of these accounts are now past due and are subject to becoming matters for litigation at any time.


Item 4.     Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter.

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

The stock's trading range since listing on NASDAQ is as follows:

                                     High        Low
                                   --------    -------
          1999 Fiscal Year
          ----------------
1st Quarter                         1 7/8      1 1/4
(Since commencement on
 June 29, 1998)
2nd Quarter                         1 3/4      1 11/16
3rd Quarter                           7/8      3
4th Quarter                           3/4      2 1/2

          2000 Fiscal Year
          ----------------
1st Quarter                           3/4      2 1/4
2nd Quarter                           7/8      1 7/8
(Through August 27, 1999)

As of August 12, 1999, there were approximately 159 holders of record of the Company's common stock. The Company has not paid any dividends on its common stock and no dividends are anticipated in the foreseeable future. In addition, the ability of the Company to declare or pay dividends on its common stock is currently subject to certain restrictions contained in its credit facility with a bank.

Item 6.     Management's Discussion and Analysis or Plan of Operation

The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere herein.

General

On May 8, 1998, the Company entered into an asset acquisition transaction in which it acquired its initial operating assets. Prior to this time the Company had no employees or operations.

In exchange for its initial operating assets, the Company issued 313,124 shares of common stock, 30,000 shares of the Company's class AA 6% cumulative convertible preferred stock and assumed $6.1 million in secured debt and $511,465 in accounts payable, net of accounts receivable and cash acquired. The secured debt assumed by the Company is a credit facility secured by the production on the acquired producing properties that allows the Company access to a line of credit of up to $10 million with a national bank.

In connection with the above transaction, the Company additionally issued 2,480,026 shares of common stock, a warrant to purchase an additional 300,000 shares of common stock at $.10 per share, and 500,000 shares of the Company's class B preferred stock to subscribers in exchange for an aggregate consideration of $773,002 in cash and services.

On November 4, 1998, the Company entered into an additional asset acquisition transaction in which the Company issued 1,226,667 shares of common stock and a $120,000 non-interest bearing note and assumed $690,522 in bank debt and $600,954 in accounts payable. In addition, the Company may be issued an additional 500,000 shares of common stock under this agreement. The Company does not believe any further shares will be issued to the Sellers under this agreement.

Liquidity and Capital Resources

The secured debt assumed by the Company is a $10,000,000 revolving credit note which terminates on March 15, 2001. Interest on the note is payable monthly at a floating rate which was 8.5650% at April 30, 1999. The borrowing base under the note is determined periodically based upon the collateral value assigned to the mortgaged properties, and is currently $6,880.000. Principal payments are currently scheduled at $125,000 per month beginning in December, 1999. In addition, the note places certain restrictions on the use of the revenues from the mortgaged properties, and requires the Company to meet certain financial covenants. The bank has waived default under the financial covenants through November 30, 1999. The Company does not anticipate that the borrowing base under the note can be increased without incurring significant development costs.

Currently, the Company's oil and gas revenues are sufficient to satisfy its oil and gas operating expenses and a portion of the interest payments. The Company's general and administrative expenses, development costs and the remainder of the interest payments are being funded primarily from the proceeds from the sale of stock. The Company believes that the planned development of its properties will result in an increase in oil and gas revenues which will be sufficient to its meet operating, general and administrative, interest and debt service requirements. However, there can be no assurance that this will occur. It is anticipated that an additional $1,500,000 in equity funding will be required to meet the current needs of the Company. Any inability of the Company to raise additional capital will limit the development of most of its oil and gas properties and may prevent the Company from meeting its cash requirements.

The Company is currently negotiating with many of the vendors for which accounts payable were assumed in the asset acquisition transactions, and believes that a significant portion of these payables can be satisfied through the issuance of common stock. If the Company is unsuccessful in these negotiations, additional equity funding may be needed in order to comply with the terms of the revolving credit note.

The Company is aggressively seeking additional property acquisitions with near term revenue generating capability and future development potential. The Company is currently evaluating several potential acquisitions which would utilize a combination of the issuance of its equity securities and additional equity and debt financing.

Item 7.     Financial Statements

Annual Financial Statements

The Report of the Independent Certified Public Accountants appearing at page F-1 and the Consolidated Financial Statements and Notes to Consolidated Financial Statements appearing at pages F-2 through F-14 hereof are incorporated herein by reference.

Financial Statements of Businesses Acquired

The financial statements appearing under Item 7 set forth in the Company's Form 8-K/A, filed on July 27, 1998, are incorporated herein by reference.

The financial statements appearing under Item 7 set forth in the Company's Form 8-K/A, filed on January 29, 1999, are incorporated herein by reference.

Pro Forma Financial Data

The following unaudited pro forma condensed financial information has been prepared by management utilizing the audited financial statements of the Company through April 30, 1999 and reflecting the acquisition consummated on November 4, 1998 as if it had closed on May 1, 1998. Adjustments have been made to reflect the impact of purchase accounting and other items had the acquisitions taken place on May 1, 1998 with respect to operating data The pro forma adjustments are described in the accompanying notes and are based upon certain assumptions that management of the Company believes reasonable under the circumstances.

The unaudited pro forma condensed financial information is for comparative purposes only and does not purport to be indicative of the results which would actually have been obtained had the acquisition been effected on the pro forma date, or of the results which may be obtained in the future. The unaudited pro forma condensed financial information, in the opinion of management, reflects all adjustments necessary to present fairly the data for such period.

The unaudited pro forma condensed financial information should be read in conjunction with the audited historical financial statements appearing elsewhere in this Form 10-KSB or incorporated herein by reference.

Vector Energy Corporation
   Unaudited Pro Forma
   Condensed Statements
      Of Earnings
                                 Company      Pro Forma
                                 Historical    Adjustments     Pro Forma
                                ------------   ------------   ------------
Revenues                        $   974,194     395,446 (1)   $ 1,369,640
                                ------------   ------------   ------------
Direct Operating Expense            847,823     275,714 (2)     1,123,537
General and Administrative        1,719,794      30,000 (5)     1,749,794
Interest Expense                    574,373      35,461 (3)       609,834
Depletion                           237,908     136,912 (4)       374,820
                                ------------   ------------   ------------
Total Expenses                  $ 3,379,898     478,087       $ 3,857,985
                                ------------   ------------   ------------
Net Income (Loss)               $(2,405,704)    (82,641)      $(2,488,345)
                                ============   ============   ============

[FN]
<F1>
(1) To reflect revenues from the properties acquired on November 4, 1998 for a full year.
<F2>
(2) To reflect direct operating expenses on the properties acquired on November 4, 1998 for a full year.
<F3>
(3) To reflect additional interest expense related to the $800,000 borrowed under the Company's line of credit in conjunction with the November 4, 1998 acquisition.
<F4>
(4) To reflect additional depletion related to the properties acquired on November 4, 1998.
<F5>
(5) To reflect additional general and administrative expense related to the properties acquired on November 4, 1998.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

                               None

                                PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

The Directors and Executive Officers of the Company are as follows:


           Name         Age          Position              Tenure
--------------------    ---   -----------------------    -----------
Samuel M. Skipper        39   Director                   May 8, 1998
                              Chairman of the Board
                              Chief Executive Officer

Stephen F. Noser         52   Director                   May 8, 1998
                              President
                              Secretary
                              Assistant Treasurer

Gary R. Countryman       61   Chief Operating Officer    May 8, 1998
                              Vice President
                              Assistant Secretary

Randal B. McDonald, Jr.  42   Chief Financial Officer    May 8, 1998
                              Treasurer
                              Assistant Secretary

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

Stephen Noser, President. Mr. Noser has been President or Managing Director of Vector Energy since 1991. Prior to that time, he served in various management and legal capacities within the oil and gas industry. He was Vice President and General Counsel of MCO Resources, Inc. ($60 million in assets and listed on the American Stock Exchange) from 1987 to 1988. He was Associate General Counsel and then General Counsel of Inexco Oil Company ($500 million in assets and listed on the New York Stock Exchange) from 1983 to 1986. He also served on Inexco's Board of Directors and as a member of the company's operating committee. Both at Inexco and MCO, Mr. Noser had primary responsibility for all SEC reporting requirements and preparation of all registration statements. From 1977 to 1983, he served in various legal capacities within the

American Natural Resources System. From 1974 to 1977, he served as an attorney for Mitchell Energy & Development Corp. Mr. Noser holds a B.A. from the University of St. Thomas and a J.D. degree from the University of Houston. He is a member of the Texas and Houston Bar Associations.

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

Item 10.   Executive Compensation

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

Item 11.   Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of outstanding shares as of August 12, 1999 by each person who is known by the Company to own beneficially five percent or more of the outstanding shares, the Company's Directors and Executive Officers, and all Directors and Executive Officers as a group.

 Name and Address                                                            Amount and Nature      % of
Of Beneficial Owner           Title of Class         Position or Title    Of Beneficial Ownership  Class
-----------------------   -----------------------  ---------------------  -----------------------  ------
Samuel M. Skipper         Common Stock             Director                       1,630,017         25.2%
5599 San Felipe                                    Chairman of the Board
Suite 620, Houston,       Class B Preferred Stock  CEO                              250,000         50.0%
Texas, 77056

Stephen F. Noser          Common Stock             Director                  (1)(2) 600,003          8.9%
5599 San Felipe                                    President
Suite 620, Houston,       Class B Preferred Stock  Secretary
Texas, 77056              Class B Preferred Stock  Assistant Treasurer              250,000         50.0%

Gary R. Countryman        Common Stock             COO                          (2) 605,023          9.0%
5599 San Felipe                                    Vice President
Suite 620, Houston,                                Assistant Secretary
Texas, 77056

Randal B. McDonald, Jr.   Common Stock             CFO                                    0          0.0%
5599 San Felipe                                    Treasurer
Suite 620, Houston,                                Assistant Secretary
Texas, 77056

Eugene A. Noser, Jr.c     Common Stock             N/A                       (1)(3) 800,003         10.9%
90 Broad Street
New York, NY 10004

James W. Chang, PC        Common Stock             N/A                              405,000          6.3%
1330 Post Oak Blvd.
Suite 2222
Houston, Texas 77056

Texas Energy  and         Common Stock             N/A                            1,226,667         18.9%
Environmental, Inc.
10623 Tower Oaks Blvd
Houston, Texas 77070

Lisbon Development        Class AA 6%              N/A                               20,625         68.8%
Company, L.L.C.           Cumulative
1330 Post Oak Blvd.       Convertible
Suite 2222, Houston,      Preferred Stock
Texas, 77056

Lasco Energy Partners, LP Class AA 6%              N/A                                8,775         29.3%
1100 Louisiana            Cumulative
Suite 3150                Convertible
Houston, Texas 77002      Preferred Stock

All Officers              Common Stock             N/A                     (1)(4) 2,835,043         40.6%
And Directors             Class B Preferred Stock                                   500,000        100.0%

<F1>
(1) Includes 50,000 shares of common stock indirectly owned by Mr. Noser because of his 50% ownership in Old Vector Corporation, which owns 100,000 shares of common stock.
<F2>
(2) Includes 250,000 shares of common stock issuable upon the exercise of stock options.
<F3>
(3) Includes 400,000 shares of common stock issuable upon the esercise of stock warrants.
<F4>
(4) Includes 500,000 shares of common stock issuable upon the exercise of stock options..

Item 12.   Certain Relationships and Related Transactions

The Company subleases office space from a corporation owned and controlled by the president of the Company and his family for $2,283 per month.

The Company is obligated under a 10% promissory note payable to the brother of the Company's president. The note matures November 4, 1999 and is unsecured, except that the holder is entitled to receive up to 300,000 shares of the Company's common stock in the event of nonpayment. The balance of principal and acrrued interest at April 30, 1999 was $500,000 and $24,384, respectively.

The Company's chairman and chief executive officer has executed a limited quaranty agreement covering certain deferred interest on the Company's secured line of credit.

Item 13.   Exhibits and Reports on Form 8-K

Exhibits not incorporated herein by reference to a prior filing are designated by an asterisk (*) and are filed herewith.

Exhibit   2.01	 Asset Purchase Agreement between Registrant and
               	Vector

Exhibit   2.02  Lisbon Agreement

Exhibit   2.03  Taurus Agreement

Exhibit   2.04	 Agreement and Plan of Merger Between Sunburst
                Acquisitions II, Inc. and Vector Energy Corporation

Exhibit   3.01	 Articles of Incorporation of Vector Energy Corporation

Exhibit   3.02	 By-Laws of Vector Energy Corporation

Exhibit   4.01	 Certificate of Designation, Preferences, Rights and
                Limitations of Class AA 6% Cumulative Convertible Preferred Stock and Class B Preferred Stock of Vector Energy Corporation

Exhibit   4.02	 Certificate of Designation, Preferences, Rights and
                Limitations of Class C 5% Cumulative Convertible Preferred Stock of Vector Energy Corporation*

Exhibit  21	    Subsidiaries of the Registrant *

Exhibit  23	    Consent of Comiskey & Company *

Exhibit  27	    Financial Data Schedule *


No reports were filed on Form 8-K during the Company's fourth fiscal quarter ended April 30, 1999.

                                SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

					                   VECTOR ENERGY CORPORATION
					                   (Registrant)


					                   By   /S/ Samuel M. Skipper
                           ----------------------------
						                     Samuel M. Skipper.
						                     Chairman of the Board and Chief Executive Officer

						                     Date:	September 1, 1999

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                        By	  /S/ Stephen F. Noser
                           ----------------------------
						                     Stephen F. Noser.
						                     President and Director

						                     Date:	September 1, 1999


                        By	  /S/ Randal B. McDonald, Jr.
                           -----------------------------
						                     Randal B. McDonald, Jr.
						                     Chief Financial Officer
						                     Principal Accounting and Financial Officer

						                     Date:	September 1, 1999

             REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Board of Directors and Stockholders of
Vector Energy Corporation


We have audited the accompanying consolidated balance sheet of Vector Energy Corporation as of April 30, 1999, and the related consolidated statements of income, cash flows and changes in shareholders' equity for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vector Energy Corporation, Inc. as of April 30, 1999, and the consolidated results of its operations, its cash flows and changes in its shareholders' equity for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As more fully described in Note 11, the Company has incurred substantial losses leading to a significant working capital deficit. These and other conditions have created substantial doubt about the Company's ability to continue as a going concern. Management's assessment of these conditions and its plans to alleviate them are also described in Note 11. The accompanying financial statements do not include any adjustments which might be necessary if the Company is unable to continue.


Denver, Colorado
August 6, 1999
                           							/s/ Comiskey & Company
                                  PROFESSIONAL CORPORATION

                        Vector Energy Corporation
                        CONSOLIDATED BALANCE SHEET
                              April 30, 1999
	 ASSETS

 CURRENT ASSETS
	 Cash 						                                           $    25,665
	 Revenue accounts receivable 							                       225,365
	 JIB accounts receivable 							                            41,628
	 Advances to employees 							                              51,908
																                                        ------------
		 Total current assets 						                              344,566
															                                         ------------
 PROVED OIL AND GAS PROPERTIES, USING THE
    FULL COST METHOD OF ACCOUNTING                       14,696,056
	Less accumulated depreciation, depletion,
	   amortization and impairment 							                     237,908
																                                        ------------
		 Net oil and gas properties 						                     14,458,148
																                                        ------------
 OTHER ASSETS
	 Other property and equipment, less accumulated
	   depreciation of $12,255                                  51,386
	 Long term accounts receivable							                       77,236
	 Deferred loan costs - net 							                         243,479
	 Organization costs - net 							                            9,588
	 Other assets 							                                       16,709
						                   			                            ------------
		 Total other assets 						                                398,398
																                                        ------------
                                                        $15,201,112
																                                        ============


   The accompanying notes are an integral part of the financial statements

                     Vector Energy Corporation
                     CONSOLIDATED BALANCE SHEET
                           April 30, 1999
  LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES
	 Line of Credit 							                                  $ 6,880,000
	 Notes payable 							                                       596,988
	 Accounts payable - trade 							                          1,570,125
	 Royalties payable 							                                   242,069
	 Working interest revenues payable 							                    51,092
	 Taxes payable 							                                        81,241
	 Accrued payroll 							                                      17,995
	 Accrued dividends payable 							                           184,688
	 Accrued interest 							                                    101,956
								                                                  ------------
		 Total current liabilities 						                         9,726,154

 STOCKHOLDERS' EQUITY
	  Preferred stock class AA, 6% cumulative convertible;
		  $100 par value per share, 30,000 shares authorized;
		  30,000 shares issued and outstanding                    3,000,000
	  Preferred stock class B, noncumulative nonconvertible;
		  $1 par value per share, 500,000 shares authorized;
		  500,000 shares issued and outstanding                      50,000
	  Preferred stock class C, 5% cumulative convertible;
		  $100 par value per share, 10,000 shares authorized;
		  1,250 shares issued and outstanding                        95,000
	  Common stock, no par value; 100,000,000
		  shares authorized; 5,709,863 shares issued and
		  outstanding at April 30, 1999                           2,128,680
	 Additional paid-in capital 							                        2,791,670
	 Retained earnings 							                                (2,590,392)
								                                                  ------------
	 Total stockholders' equity 							                        5,474,958
								                                                  ------------
	 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY 							      $15,201,112
								                                                  ============


   The accompanying notes are an integral part of the financial statements

                      Vector Energy Corporation
                  CONSOLIDATED STATEMENT OF INCOME
                      Year Ended April 30, 1999
 REVENUES
	 Oil sales 			                                            $   191,023
	 Gas sales 			                                                753,540
	 Production byproducts 			                                     24,391
	 Interest income 			                                            5,240
										                                                 ------------
		 Total revenues 		                                           974,194
										                                                 ------------
 EXPENSES
	 Production taxes 			                                          44,623
	 Lease operating expense 			                                  803,200
	 Depletion of oil and gas properties 			                      237,908
	 Interest expense 			                                         574,373
	 General and administrative expense 			                     1,719,794
										                                                 ------------
		 Total expenses 		                                         3,379,898
										                                                 ------------
 NET LOSS 				                                             $(2,405,704)
										                                                 ============
 NET LOSS PER COMMON SHARE
	 Basic 			                                                     $(0.54)
										                                                      =======

 WEIGHTED AVERAGE NUMBER SHARES OUTSTANDING 				             4,482,523
										                                                 ============


   The accompanying notes are an integral part of the financial statements

                      Vector Energy Corporation
               CONSOLIDATED STATEMENT OF CASH FLOWS
                      Year Ended April 30, 1999

CASH FLOWS FROM OPERATING ACTIVITIES
	Net loss						                                           $(2,405,704)
	Adjustments to reconcile net loss to
		net cash used by operating activities:
			Depletion of oil and gas properties					                   237,908
			Amortization expense					                                  133,836
			Depreciation expense					                                   12,255
			Stock issued for consulting fees					                      733,125
			Decrease in accounts receivable						                      270,602
			Increase in employee advances						                        (51,908)
			Increase in other assets						                             (16,709)
			Decrease in accounts payable						                         392,431
			Decrease in royalties and revenues payable						          (109,925)
			Increase in other current liabilities					                 201,192
																		                                        ------------
				Net cash used by operating activities				                (602,897)

CASH FLOWS FROM INVESTING ACTIVITIES
	Acquisition of oil and gas properties							                (693,002)
	Cash acquired in property acquisitions								               258,938
	Property and equipment, other                                (63,641)
																		                                        ------------
				Net cash used by investing activities				                (497,705)

CASH FLOWS FROM FINANCING ACTIVITIES
	Issuance of notes payable								                            500,000
	Draw on line of credit								                               109,478
	Note repayments								                                      (81,211)
	Issuance of preferred stock Class C								                   95,000
	Issuance of common stock							                              503,000
																		                                        ------------
				Net cash provided by financing activities				           1,126,267
																		                                        ------------

NET INCREASE IN CASH
	AND CASH EQUIVALENTS							                                   25,665

CASH AND CASH EQUIVALENTS,
	BEGINNING OF PERIOD							                                       -
                                                          ------------
CASH AND CASH EQUIVALENTS,
	END OF PERIOD							                                     $    25,665
                                                          ============


   The accompanying notes are an integral part of the financial statements

                       Vector Energy Corporation
                  STATEMENT OF STOCKHOLDERS' EQUITY
                  For the year ended April 30, 1999

                                               Preferred Stock       Common Stock
                                            -------------------- --------------------                             Total
                                    Price    Number               Number                Retained    Paid      Stockholders'
                                  per share of shares   Amount   of shares   Amount     Earnings  in capital     Equity
                                  ---------	--------- ---------- ---------	---------- -----------	----------  -------------
Stock outstanding in the public
 public shell, May 8, 1998				     $  -        80,000 $    8,000   609,116 $    2,220 $    -      $    -       $   10,220

Issued for services
 preferred class B
 on May 8, 1998                      0.10     500,000     50,000 																                                  50,000

Private placement for cash
 on May 8, 1998                      2.01                          250,003    503,000                             503,000

Issued for services
 on May 8, 1998                      0.10                        2,230,023    220,002                             220,002

Issued for acquisition of
 properties on May 8, 1998           3.00                										313,124    939,372								                     939,372

Issued for acquisition of
 properties, preferred
 class AA on May 8, 1998           100.00      30,000  3,000,000                                                3,000,000

Issued to bank in acquisition
 on May 8, 1998                      3.00                          100,001    300,000                             300,000

Conversion of previous
 preferred class A to
 common on June 10, 1998                      (80,000)    (8,000)   48,010      8,000

Issued for acquisition of
 properties on July 1, 1998                                         79,920     99,900                              99,900

Private placement of class C
 preferred on July 17, 1998         76.00       1,250					95,000                                                   95,000

Issued for services
 on July 17, 1998                    1.75                           10,000     17,500                              17,500

Issued in settlement of
 accounts payable from
 various vendors
 in July thru October 1998           2.96                           12,657     18,115                  19,331      37,446

Issued for acquisition of
 properties on July 24, 1998         1.75                           36,094        361                  62,804      63,165

Issued for consulting services
 On August 19, 1998                  1.69                           25,000        250                  41,937      42,187

Issued for consulting services
 on September 28, 1998               1.25                          261,000      2,610                 323,600     326,250

Issued for acquisition of
 properties on Nov. 4, 1998          1.50                        1,226,667     12,267               1,827,734   1,840,001

Issued in settlement of
 accounts payable
 on December 21, 1998                3.00                              474          5                   1,418       1,423

Issued for consulting services
 on January 21, 1999                 0.88                          405,000      4,050                 350,325     354,375

Issued in settlement of
 accounts payable
 in February, 1999                   3.00                           12,774        128                  38,193      38,321

Issued for consulting services
 in March, 1999                      1.41                           90,000        900                 126,288     126,188

Net loss                                                                               (2,405,704)             (2,405,704)

Cummulative preferred dividends                                                          (184,688)               (184,688)
                                            --------- ---------- --------- ---------- ------------ ---------- -------------
Balances as of
 April 30, 1999                               531,250 $3,145,000 5,709,863 $2,128,680 $(2,590,392) $2,791,670  $5,474,958

   The accompanying notes are an integral part of the financial statements

                        Vector Energy Corporation
              Notes to Consolidated Financial Statements
                             April 30, 1999

1. Business and Organization

Vector Energy Corporation, a Texas corporation (together with its subsidiary, Vector Exploration, Inc., collectively, "the Company") was formed on June 18, 1998 as a result of an agreement and plan of reorganization more fully described in Note 3. The Company is primarily engaged in the acquisition, development, production and exploration of oil and natural gas properties in the United States.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Concentrations of Credit Risk

Although the Company's accounts receivable are exposed to credit loss, the Company does not believe such risk to be significant. Most of the Company's accounts receivable are a broad and diverse group of oil and gas companies, and accordingly, do not represent a significant credit risk. In addition, the Company has accounts receivable from parties holding working interests in the Company's properties, and as such, may be collected via offset from future obligations to the parties.

Oil and Gas Properties

The Company follows the full cost method of accounting for its oil and gas properties. All costs associated with property acquisition, exploration, and development activities are capitalized in a single, United States cost center. Internal costs directly identified with the acquisition, exploration and development activities of the Company are also capitalized. Capitalized costs are amortized on the unit-of-production basis using proved oil and gas reserves. Capitalized costs are limited to the present value of estimated future net revenues less estimated future expenditures using a discount factor of ten percent. Sales and abandonments of oil and gas properties are treated as reductions of the capitalized cost pool. At April 30, 1999, there were no costs of unproved properties or major development projects included in the capitalized cost pool.

In accordance with Statement of Financial Accounting Standards No. 121
("SFAS 121") - Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of, the Company assesses the need for an impairment of capitalized costs of oil and gas properties on a combined basis, with separate consideration given to unproved properties and major development projects, of which there were none at April 30, 1999. If impairment is indicated based upon undiscounted future cash flows, then an impairment is recognized to the extent that

                      Vector Energy Corporation
          Notes to Consolidated Financial Statements (Continued)
                          April 30, 1999

net capitalized costs exceed discounted expected future cash flows. No impairment was considered necessary for the year ended April 30, 1999.

Other Property and Equipment

Other property and equipment of the Company consists primarily of computer equipment, vehicles and furniture and fixtures, which are depreciated over estimated useful lives, ranging from three to seven years, on a straight-line basis.

Income Taxes

Deferred income taxes are provided to reflect the future tax consequences of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, using enacted tax rates.

Loss Per Share

Loss per share has been calculated using the weighted average number of shares outstanding. Outstanding warrants and other potentially dilutive securities have been excluded from the calculation of loss per share, as their effect would be anti-dilutive.

Organizational Costs

Certain organizational costs incurred by the Company have been capitalized and are being amortized over a sixty-month period.

Transactions in the Company's Stock

Transactions in the Company's common stock are recorded at the fair value of the stock issued in the transaction, or at the value of the goods and services received, whichever is the more readily determinable amount.

Statement of Cash Flows

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

The following is a summary of all significant noncash investing and financing activities and payments made for interest and income taxes for the year ended April 30, 1999:

Noncash activities:
     Common stock issued for compensation	                        $ 1,137,502
     Properties acquired for stock and assumption of liabilities	$ 14,003,094
     Stock issued in settlement of accounts payable	                 $ 77,190

Cash payments
    	Interest        	$ 466,431
	    Income taxes	           $0

3. Acquisitions of Oil and Gas Properties

On May 8, 1998, the Company acquired various working and royalty interests in wells located in Texas, Louisiana and Oklahoma. To effect the transaction, the Company issued 30,000 shares of class AA preferred stock, valued at $3,000,000, and 313,124 shares of common stock, valued at $939,372. In addition, the Company assumed $6,100,000 in bank debt and $511,465 in accounts payable, net of accounts receivable and cash acquired. The Company has capitalized $251,704 in expenses incurred in conjunction with this transaction. Subsequently, the Company

                      Vector Energy Corporation
        Notes to Consolidated Financial Statements (Continued)
                           April 30, 1999

issued 116,014 shares of common stock, valued at $163,065, for additional working interests in certain of the properties acquired.

On November 4, 1998, the Company acquired various working interests in wells located in Louisiana, Texas and Oklahoma. To effect the transaction, the Company issued 1,226,667 shares of common stock, valued at $1,840,000, and a $120,000 non-interest bearing note payable to the sellers. In addition, the Company assumed $690,522 in bank debt and $600,954 in accounts payable. The
Company has capitalized $15,145 in expenses incurred in conjunction with this transaction. The purchase and sale agreement also provides that the sellers may receive up to 500,000 additional shares of common stock based on the value of proved developed producing reserves attributable to the properties acquired, as determined by an independent engineering evaluation as of September 30, 1999. The Company is also required to expend a minimum of $500,000 in capital investment on the properties acquired within nine months.
If such capital investment is not made, the sellers will be entitled to receive an additional 500,000 shares of common stock. Subsequently, the Company exchanged the working interests acquired in certain properties in Texas and $30,000 for additional working interests in the properties acquired in Louisiana.

The acquisitions were accounted for utilizing the purchase method of accounting. The accompanying consolidated statements of operations include the results of operations from the acquired properties beginning on the dates that the acquisitions were closed. The purchase price was reduced by net cash flow from the properties acquired, in the amount of $255,230, from the effective date of the transaction through the date of closing. The following table summarizes the unaudited pro forma effect on the Company's consolidated statements of operations as if the acquisition consummated on November 4, 1998 had been closed on May 1, 1998. Future results may differ substantially from pro forma results due to changes in prices received for oil and gas sold, production declines and other factors. Therefore, the pro forma amounts should not be considered indicative of future operations.

	                                                          Unaudited 1999
	                                                         Pro Forma Results
	    Total Revenues	                                         $  1,369,640
	    Net loss from continuing operations attributable
		      to common stock	                                     $ (2,488,245)
	Net loss from continuing operations per share:
		      Basic	                                                          1


4. Oil and Gas Producing Activities

Set forth below is certain information regarding the aggregate capitalized costs of oil and gas properties, as of April 30, 1999, and costs incurred in oil and gas property acquisition, development and exploration activities for the year ended April 30, 1999:

	Capitalized Costs

		      Proved properties	                  $ 14,696,056
		      Unproved properties	                           0
	       Accumulated depreciation,
	          depletion and amortization	      (    237,908)
                                            -------------
			                                         $ 14,458,148
                                            =============

 Costs Incurred

	       Property acquisitions:
	          Proved properties	               $ 14,005,343
	          Unproved properties	                        0
	       Development costs                       	690,713
	       Exploration costs	                             0
                                            -------------
	                                           $ 14,696,056
			                                         =============

                       Vector Energy Corporation
          Notes to Consolidated Financial Statements (Continued)
                           April 30, 1999

The following presents the results of operations of oil and gas producing activities for the period ended April 30, 1999:
 Oil and gas sales	                             $ 968,954
 Production costs	                               (847,823)
 Exploration		                                          0
 Depreciation, depletion and amortization	       (237,908)
 Impairment of oil and gas properties	                  0
                                                ----------
 Operating income (loss)	                        (116,777)

 Income tax		                                           0
	                                               ----------
 Net Income (Loss)	                             $(116,777)
			                                             ==========

5. Notes Payable

Total debt at April 30, 1999 consists of the following:
 Line-of-credit		                              $ 6,880,000
 Other		                                           596,988
                                               -----------
	                                                7,476,988
 Less current portion	                                   0
		                                             -----------
                                               $ 7,476,988
                                               ===========

 Line of Credit

The Company has a $10 million revolving credit note with the First Union National Bank which terminates on March 15, 2001. Interest on the note is payable monthly at a floating rate which was 8.5650% at April 30, 1999. The borrowing base under the note is determined periodically based upon the collateral value assigned to the mortgaged properties, and is currently $6,880,000. The borrowing base may be redetermined at the Bank's sole discretion. Principle payments are scheduled at $125,000 per month. In addition, the note places certain restrictions on the use of the revenues from the mortgaged properties. The Company does not anticipate that the borrowing base under the note can be increased without incurring development costs which are significantly greater than those required under the terms of the note.

The line-of-credit with First Union National Bank has the following financial covenants: The Company is required to submit to the bank audited financial statements in accordance with GAAP, and have nothing indicative of an ongoing concern in the audit report. The Company's debt service ratio (ratio of EBITDA to consolidated debt service) shall not be less than 1.25 to 1.00 at all times throughout the remaining term of the loan. The Company's interest coverage ratio (ratio of EBITDA to consolidated interest expense) shall not be less than 3.00 to 1.00 at all times throughout the remaining term of the loan. The Company shall maintain a positive current ratio (current assets to current liabilities). The current ratio should not exceed 1.00 to 1.00 at any time during the loan (excluding any past due payables through May 31, 1999, only). The bank has waived default of all financial covenants through November 30, 1999. However, due to the fact that the waiver does not extend for afull year from the date of the financial statements, the Company has reflected the entire line of credit amount as a current liability.

	Other notes payable

The Company is obligated under a 10% promissory note payable to the brother of the Company's president. The note matures November 4, 1999 and is unsecured, except that the holder is entitled to receive up to 300,000 shares of the Company's common stock in the event of non-payment. The balance of principal and accrued interest at April 30, 1999 was $500,000 and $24,384, respectively.

                      Vector Energy Corporation
        Notes to Consolidated Financial Statements (Continued)
                          April 30, 1999

The Company is obligated under an unsecured non-interest bearing promissory note, payable in equal monthly installments of $10,000 per month. Interest has been accrued on this obligation at 8%. The outstanding balance on this note at April 30, 1999 was $84,000.

The Company is obligated under an unsecured 6% installment note which calls for monthly payments of $3,288. The outstanding principal balance at April 30, 1999 was $12,988.

6. Income Taxes

The Company has available at April 30, 1999 an approximate $2,400,000 unused operating loss carryforward that may be applied against future taxable income, and that expires in the year 2018. The tax benefit of unused operating loss carryforwards of approximately $816,000 has been offset by a full valuation allowance.

7. Stockholder's Equity

 Preferred Stock
The Company has 20,000,000 authorized shares of preferred stock of which 30,000 shares are designated as Class AA Cumulative Convertible Preferred Stock, par value $100.00 per share. The holders of the Class AA Cumulative Convertible Preferred Stock are entitled to receive a 6%, or $6.00 per share cumulative cash dividend payable quarterly. As of April 30, 1999 30,000 shares of the Class AA Cumulative Convertible Preferred Stock were issued and outstanding and dividends totaling $180,000, or $6.00 per share, had been accrued but remain unpaid. The 6% Class AA Cumulative Convertible Preferred Stock is redeemable in whole, but not in part, at the option of the Corporation by unanimous resolution of its Board of Directors at any time after December 31, 1998, at $100 per share, plus all dividends accrued and unpaid up to the date fixed for redemption. The Class AA Cumulative Convertible Preferred Stock may also be converted at the option of each holder, into 100 fully paid and non-assessable shares of the Corporation's common stock, no par value per share. Each share of Class AA Preferred Stock is entitled to cast a number of votes equal to the number of shares of common stock into which the Class AA Preferred Stock is convertible.

The Company is authorized to issue 500,000 shares of Class B Preferred Stock, par value $1.00 per share. Class B Preferred Stock is subordinate to Class AA 6% Preferred Stock in priority, both of which are senior to any and all capital stock. The holders of Class B Preferred Stock are not entitled to receive any dividends. As of April 30, 1999 500,000 shares of the Class B Preferred Stock were issued and outstanding. The Class B Preferred Stock is redeemable in whole, but not in part, at the option of the Corporation by resolution of the Corporation's Board of Directors at anytime at $1.00 per share. Each share of Class B Preferred Stock has the voting rights equal to 100 shares of the Company's common stock. The holders of Class B shares are entitled to elect at least two directors to the Board of Directors of the Corporation. The holders of Class B Preferred Stock voting as a class will have the right to remove without cause at any time and replace any director such holders have elected.

The Company is authorized to issue out of the 20,000,000 authorized shares of preferred stock, 10,000 shares of Class C Cumulative Convertible Preferred Stock (Class C Preferred Stock). Class C Preferred Stock has a par value of $100.00 per share and is entitled to receive cumulative cash dividends at the annual rate of 5%, or $5.00 per share, payable quarterly at the rate of $1.25 per share. As of April 30, 1999 1,250 shares of Class C Preferred Stock were

                       Vector Energy Corporation
         Notes to Consolidated Financial Statements (Continued)
                            April 30, 1999

issued and outstanding and dividends of $4,687.50 or $3.75 per share had been accrued but remain unpaid. Class C Preferred Stock is redeemable in whole, but not in part by unanimous resolution of the Board of Directors at any time after July 31, 1999, at the rate of $100.00 per share plus all dividends accrued and unpaid at such date. Class C Preferred Stock has no voting rights. Class C Preferred Stock is subordinate to all other shares of preferred stock in priority. The Class C Preferred Stock may be converted into common stock at the option of the shareholder at the rate of 25 common shares to one share of Class C Preferred Stock. At any time on or after July 31, 1999, each holder of shares of the 5% Preferred Stock may, at such holders option, tender any or all such shares for redemption at the rate of $100.00 per share plus all dividends accrued and unpaid up to the redemption date.

	Common Stock
The Company has 100,000,000 shares of authorized common stock, of which 5,709,863 shares are issued and outstanding.

 Stock Options and Warrants
In December 1998, The Company granted options to certain key employees of the Company to purchase 500,000 shares of The Company's common stock at the purchase price of $1.00 per share. These options may be exercised at any time from May 1, 1999 until their expiration on May 1, 2009 and are non-transferable. The options, which were issued at a price equal to or exceeding the market value of the underlying stock on the date of the grant, are not intended to qualify as incentive stock options under Internal Revenue Code Section 422. The Company has applied Accounting Principles Board No. 25 Accounting for Stock Issued to Employees, and related interpretations in accounting for these options.

The Company has considered the effect of recognizing compensation cost pursuant to the provisions of Statement of Financial Accounting Standards
No. 123, Accounting for Stock Based Compensation (SFAS No. 123). Using a Black Scholes option pricing model, and assuming an expected life of 3 years, 47% volatility, no dividends, and a risk free interest rate of 6.5%, net loss would have been increased to the pro forma amounts as follows for the year ended April 30, 1999:

As reported:	                              $ (2,405,704)
Proforma:	                                 $ (2,595,704)

Also outstanding at April 30, 1999 are a warrants for the purchase of 400,000 shares of the Company's common stock at a purchase price of $0.10 per share. The warrants expire in May and November of 2008.

8. Significant Customers
The Company currently markets the oil and gas production from its properties to twelve customers, three of which represent sales in excess of 10% of the Company's total oil and gas revenues. These three customers combined represent approximately 53% of the Company's total oil and gas revenues. The availability of oil and gas purchasers is such, however, that any customer discontinuing purchases from the Company could almost assuredly be replaced by another buyer.

9. Related Party Transactions
The Company subleases office space from a related party for $2,283 per month. Monthly payments on this lease do not extend over the period of one year.

10.	Risk Management
The Company's market risk exposures relate primarily to commodity prices and interest rates. Therefore, the Company periodically uses commodity price swaps to hedge the impact of natural gas price fluctuations and uses interest rate swaps to hedge interest rates on floating rate debt. The Company does not engage in activities using complex or highly leveraged instruments. These instruments are generally put in place to limit risk of adverse natural gas price or interest

                       Vector Energy Corporation
              Notes to Consolidated Financial Statements
                           April 30, 1999

rate movements, however, these instruments usually limit future gains from favorable natural gas prices or lower interest rates. Recognition of realized gains or losses in the Statement of Operations are deferred until the underlying physical product is purchased or sold. Unrealized gains or losses on derivative financial instruments are not recorded. The cash flow impact of derivative and other financial instruments is reflected as cash flows from operating activities in the Statement of Cash Flows.

11.   Going Concern

As shown in the financial statements, the Company incurred a net loss of $2,400,000 for the year ended April 30, 1999. At April 30, 1999, current liabilities exceeded current assets by approximately $9,382,000. Amounts outstanding and payable to creditors are in arrears and the Company is in negotiations with creditors to obtain extensions and settlements of outstanding amounts. Of the $5,659,646 in shareholders' equity, $14,458,148 is attributable to the Company's investment in oil and gas properties. Such properties, as discussed in Note 4, generated a loss from operations for the year ended April 30, 1999. Management anticipates that significant additional expenditures will be necessary to develop the properties, which consist of only proved reserves, before positive operating cash flows will be achieved. These factors are an indication that the Company may be unable to continue in existence.

Management's plans to alleviate these conditions include the renegotiation of certain trade payables, settlements of debt amounts with stock, deferral of certain time payments, and sales of properties, as considered necessary by management. In addition, management is pursuing business partnering arrangements for the acquisition and development of additional properties.
As of April 30, 1999, the Company has executed a Purchase and Sale Agreement with a company which is a debtor in possession in a Chapter 11 Bankruptcy. Under the agreement the Company has the right to acquire all of the Bankrupt Debtor's interest in a Block located in the Offshore Texas, Mustang Island Area. This agreement has received final approval by the Bankruptcy Court. The Company currently estimates that this property contains in excess of 20 Bcf of proved reserves.

The accompanying financial statements are prepared as if the Company will continue as a going concern. They contain none of the adjustments, including adjustments to recorded assets and liabilities, which might be necessary if the Company were unable to continue.

12. Oil and Gas Reserves Information (Unaudited)
The estimates of proved oil and gas reserves utilized in the preparation of the financial statements were estimated internally by the Company in accordance with guidelines established by the Securities and Exchange Commission and the Financial Accounting Standards Board, which require that reserve reports be prepared under existing economic and operating conditions with no provision for price and cost escalation except by contractual agreement. All of the Company's reserves are located onshore in the continental United States.

Future prices received for production and future production costs may vary, perhaps significantly, from the prices and costs assumed for purposes of these estimates. There can be no assurance that the proved reserves will be developed within the periods indicated or that prices and costs will remain constant. There can be no assurance that actual production will equal the estimated amounts used in the preparation of reserve projections.
In accordance with the Securities and Exchange Commission's guidelines, the Company's internal petroleum engineers' estimates of future net cash flows from the Company's proved properties and the present value thereof are made using oil and natural gas sales prices in effect as of the dates of such estimates and are held constant throughout the life of the properties. Average prices used in estimating the future net cash flows were $14.73 per barrel of oil and $1.85 per Mcf of natural gas for 1999.

There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and timing of development expenditures. Oil and gas reserve engineering must be recognized as a subjective process of estimating underground

                       Vector Energy Corporation
            Notes to Consolidated Financial Statements (Continued)
                           April 30, 1999

accumulations of oil and gasthat cannot be measured in an exact way, and estimates of other engineers might differ materially from those shown below. The accuracy of any reserve estimate is a function of the quality of available data and engineering and geological interpretation and judgment. Results of drilling, testing and production after the date of the estimate may justify revisions. Accordingly, reserve estimates are often materially different from the quantities of oil and gas that are ultimately recovered. Reserve estimates are integral in management's analysis of impairments of oil and gas properties and the calculation of depreciation, depletion and amortization on those properties.

	                                          Oil   	  Gas
	                                         (Bbls)	  (Mcf)
	                                         (in thousands)
	Proved Reserves:
	May 1, 1998	                                -  	    -
	Acquisitions	                              603	  24,542
	Production	                                (16)	   (415)
	Revisions	                               2,976	 (10,429)
                                          ------	--------
 April 30, 1999	                          3,563	  13,698
                                          ====== ========
	Proved Developed Reserves:
	April 30, 1999	                            173	  13,211

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved
Oil and Gas Reserves:
	April 30, 1999 (in thousands)
	Future cash inflows	                           $ 77,841
	Production Costs	                               (17,850)
	Development Costs	                              (10,064)
                                                ---------
 Future net cash flows	                           49,927
	10% discount factor	                            (28,708)
                                                --------
 Standardized measure of discounted future
	  Net cash flows	                              $ 21,219
                                                =========

Changes in Standardized Measure of Discounted Future Net Cash Flows Relating
to Proved Oil and Gas Reserves:
	(in thousands)
	Standardized measure - beginning of year	         $    -
	Increase (decrease)
		  Sales, net of production costs	                    (121)
		  Net change in prices, net of production costs	    3,442
		  Development costs incurred	                         691
		  Change in future development costs	              (1,479)
		  Revisions of quantity estimates	                 (3,758)
		  Accretion of discount	                            1,432
		  Changes in production rates, timing and other	    2,702
		  Acquisitions	                                    18,310
                                                   ---------
 Standardized measure - end of year                $ 21,219
                                                   =========