Form 10QSB
period 1999-07-31
VECTOR ENERGY CORP /TEXAS/
filed 1999-09-23
CIK 1036265

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                Form 10-QSB

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITITES
     EXCHANGE ACT OF 1934.	For the quarter ended July 31, 1999

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

At September 14, 1999 there were 7,538,631 shares of no par value common stock outstanding.

Transitional Small Business Disclosure Format (Check one)	Yes [  ] No [X].

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

The unaudited financial statements of the Company appearing at page F-1 through F-10 hereof are incorporated by reference.

Item 2.   Management's Discussion and Analysis or Plan of Operation

On July 31, 1999, The Company had a working capital deficit of $9,209,202. This is primarily due to net payables assumed in the acquisition of oil and gas properties, and the classification of the Company's secured debt as current. The Company has begun to settle many of the assumed payables for a combination of cash and the Company's common stock. Management believes that they will be able to continue this. On November 4, 1998, the Company entered into an asset acquisition transaction by which the Company acquired the right, title, and interest in certain oil, gas, and mineral leases and working interests in approximately fifteen producing oil and gas wells located in Oklahoma, Louisiana and Texas. The transaction consisted of a purchase and sale agreement with Texas Energy and Environmental, Inc. and Cougar Oil and Gas, Inc. (collectively the "Sellers"). In conjunction with the asset acquisition transaction, the Company executed an amended and restated credit agreement with its lender whereby its borrowing base was increased by $800,000. On November 4, 1998, the Company drew down the additional $800,000 and used the proceeds to repay the bank debt and certain of the other liabilities assumed in the asset acquisition transaction. In addition, the Company borrowed $500,000 from a stockholder under a six-month promissory note. Such note bears interest at 10% per annum and is subordinate to the Company's credit agreement. The holder of the promissory note received warrants to purchase 100,000 shares of the Company's common stock at $.10 per share. Such warrants expire ten years from the date granted. The holder of the note is entitled to receive up to 300,000 shares of the Company's common stock if certain provisions extending the term of the note are exercised. The note also provides that the Company will use its best efforts to raise additional equity capital, and any capital so raised shall be used to repay the promissory note.

Liquidity and Capital Resources

The secured debt assumed by the Company is a $10,000,000 revolving credit note which terminates on March 15, 2001. Interest on the note is payable monthly at a floating rate which is currently 8.125%. The borrowing base under the note is determined periodically based upon the collateral value assigned to the mortgaged properties, and is currently $6,680,000. Principal payments were scheduled at $10,000 per month and increasing to $75,000 per month beginning on February 15, 1999 and $125,000 per month beginning
May 15, 1999. In addition, the note placed certain restrictions on the use of the revenues from the mortgaged properties, required the Company to satisfy the net accounts payable assumed by May 31, 1999 and required the expenditure of $300,000 on the development of the mortgaged properties by April 14, 1999. The Company does not anticipate that the borrowing base under the note can be increased without incurring development costs which are significantly greater than those required under the terms of the note.

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

The information required by this item is provided in the Notes to Financial Statements appearing at pages F-7 through F-10 hereof and are incorporated by reference.

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Submission of Matters to a Vote of Security Holders

None.

Item 5.   Other Information

None

Item 6.   Exhibits and Reports on Form 8-K

(a) Exhibit 27 - FINANCIAL DATA SCHEDULE

(b) Reports on Form 8-K

    None

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


						VECTOR ENERGY CORPORATION
						(Registrant)


						By	/S/ Randal B. McDonald, Jr
					    -----------------------------
          			Randal B. McDonald, Jr.
								     Chief Financial Officer
							      Principal Financial and Accounting Officer

						Date:	 September 20, 1999


						By	/S/ Stephen F. Noser
							  -----------------------------
	            Stephen F. Noser
								     President
							      Principal Executive Officer

						Date: 	September 20, 1999

									               Vector Energy Corporation


                          FINANCIAL STATEMENTS

                            July 31, 1999

                             (Unaudited)

                                CONTENTS




UNAUDITED CONSOLIDATED BALANCE SHEET - ASSETS						               F-3 to F-4

UNAUDITED CONSOLIDATED STATEMENT OF INCOME                 			         F-5

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOW						                    F-6

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS				          F-7 to F-10

                         Vector Energy Corporation
                        CONSOLIDATED BALANCE SHEET
										                    July 31, 1999
                               (Unaudited)




		ASSETS

CURRENT ASSETS
     Cash                          							               $   	 107,685
					Revenue accounts receivable 							                       251,313
     JIB acoounts receivable                                    26,628
     Advances to employees                                      28,508
                                                         -------------
	         Total current assets							                          414,134
                                                         -------------
PROVED OIL AND GAS PROPERTIES USING THE
   FULL COST METHOD OF ACCOUNTING                           14,351,828

   Less accumulated depreciation, depletion,
  			amortization and impairment	                     			      287,031

                                                         -------------
	    Net oil and gas properties 							                     14,064,797
										                                               -------------

OTHER ASSETS
   Other property and equipment, less accumulated
     depreciation of $15,677                                    47,964
   Long term accounts receivable                                77,236
   Deferred loan costs - net                                   557,756
   Organization costs - net                                      8,989
   Other assets                                                 28,264
                                                         -------------
      Total other assets                                       720,209
                                                         -------------

						                                 	                 $  15,199,140
										                                               =============

The accompanying notes are an integral part of the financial statements

                       Vector Energy Corporation
                      CONSOLIDATED BALANCE SHEET
                            July 31, 1999
                             (Unaudited)

   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Line of Credit                                						$  	6,680,000
					Notes payable								                                     571,488
     Accounts payable - trade                                1,460,277
     Royalties payable                                         279,772
     Working interest revenues payable                          62,696
     Taxes payable                                              89,914
     Accrued payroll                                            34,219
     Accrued dividends payable                                 231,251
     Accrued interest                                          213,719
                                                         -------------
							Total current liabilities                             9,623,336
                                                         -------------

STOCKHOLDERS' EQUITY
     Preferred stock class AA, 6% cumulative
        convertible; $100.00 par value per share,
        30,000 shares authorized;
        30,000 shares issued and outstanding			              3,000,000
     Preferred stock class B, noncumulative
        nonconvertible; $1.00 par value per share,
        500,000 shares authorized;
        500,000 shares issued and outstanding                   50,000
     Preferred stock class C, 5% cumulative
        convertible; $100 par value per share,
        10,000 shares authorized;
        1,250 	shares issued and outstanding                    95,000
     Common stock, no par value; 100,000,000
        shares authorized; 6,399,672 shares issued
        and	outstanding	at July 31, 1999					                2,135,578
     Additional paid in capital								                      3,826,150
     Retained earnings							                               (3,530,924)
      								                                            -------------
     Total stockholders' equity							                       5,575,804
                                                          -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    					       $ 15,199,140
								                                                  =============






  The accompanying notes are an integral part of the financial statements.

                       Vector Energy Corporation
                     CONSOLIDATED STATEMENT INCOME
                   Three Months Ended	July 31, 1999
                             (Unaudited)


REVENUES
   Oil sales				                                       $    39,331
   Gas sales                                               238,401
   Production byproducts                                     3,326
   Interest income                                              28
                                                       ------------
      Total revenues                                       281,086
                                                       ------------

EXPENSES
   Production taxes  					                                   9,476
   Lease operating expense						                           177,740
   Depletion of oil and gas properties 					                49,123
   Interest expense                                        158,346
   General and administrative expense 						               777,549
                                                       ------------
       Total expenses 				                               1,172,234
                                                       ------------

NET LOSS					                                          $  (894,148)
                                                       ============

NET LOSS PER COMMON SHARE
   Basic					                                          $     (0.15)
										                                             ============

WEIGHTED AVERAGE NUMBER SHARES	OUTSTANDING 						        6,003,685
                                                       ============

  The accompanying notes are an integral part of the financial statements.

                        Vector Energy Corporation
                  CONSOLIDATED STATEMENT OF CASH FLOW
                    Three Months Ended July 31, 1999
                              (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss				                                               $ 	(891,152)
	    Adjustments to reconcile net loss to
     net cash used by operating activities:
		        Depletion of oil and gas properties				                  49,123
          Amortization expense                                    112,698
          Depreciation expense                                      3,422
          Stock issued for consulting fees                        525,000
          Increase in accounts receivable                         (10,948)
		        Decrease in employee advances                            23,400
          Increase in other assets                                (11,556)
          Decrease in accounts payable                            (19,845)
          Increase in royalties and revenues payable               49,307
          Increase in other current liabilities                   133,843
                                                              ------------
              Net cash used by operating activities               (36,708)
                                                              ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Sale of oil and gas properties                               358,645
	    Development costs incurred                                   (14,417)
                                                              ------------
              Net cash provided by investing activities			        344,228
                                                              ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Payment on line of credit					                              (200,000)
     Note repayments                                              (25,500)
                                                              ------------
		             Net cash used by financing activities				         (225,500)
                                                              ------------
NET INCREASE IN CASH
  AND CASH EQUIVALENTS 					                                       82,020

CASH AND CASH EQUIVALENTS,
	    BEGINNING OF PERIOD			                                        25,665
                                                              ------------

CASH AND CASH EQUIVALENTS,
	    END OF PERIOD				                           	            $   107,685
                                                              ============

  The accompanying notes are an integral part of the financial statements.

			                     Vector Energy Corporation
             Notes to Unaudited Consolidated Financial Statements
                               July 31, 1999


Management's Representation of Interim Financial Information

The accompanying financial statements have been prepared by Vector Energy Corporation (The Company)without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of position and results of operations. These financial statements should be read in conjunction with the audtited financial statements included in the Company's Form 10-KSB, as of April 30, 1999.

Business and Organization

Vector Energy Corporation, a Texas corporation (together with its subsidiary, Vector Exploration, Inc., collectively, "the Company") was formed on June 18, 1998 as a result of an agreement and plan of reorganization. The Company is primarily engaged in the acquisition, development, production and exploration of oil and natural gas properties in the United States.

Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Oil and Gas Properties

The Company follows the full cost method of accounting for its oil and gas properties. All costs associated with property acquisition, exploration, and development activities are capitalized in a single, United States cost center. Internal costs directly identified with the acquisition, exploration and development activities of the Company are also capitalized. Capitalized costs are amortized on the unit-of-production basis using proved oil and gas reserves. Capitalized costs are limited to the present value of estimated future net revenues less estimated future expenditures using a discount factor of ten percent. Sales and abandonments of oil and gas properties are treated as reductions of the capitalized cost pool. At July 31, 1999, there were no costs of unproved properties or major development projects included in the capitalized cost pool.

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

                       Vector Energy Corporation
     Notes to Unaudited Consolidated Financial Statements (Continued)
                            July 31, 1999

Organizational Costs

Certain organizational costs incurred by the Company have been capitalized and are being amortized over a sixty-month period.

Statement of Cash Flows

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

The following is a summary of all significant noncash investing and financing activities and payments made for interest and income taxes for the year ended July 31, 1999:

Noncash activities:
     Common stock issued for compensation	                        $ 525,000
     Common stock issued for deferred loan cost 	                 $ 426,375
     Stock issued in settlement of accounts payable	              $  90,003

Cash payments
    	Interest        	                                            $  46,583

Acquisitions of Oil and Gas Properties

On May 8, 1998, the Company acquired various working and royalty interests in wells located in Texas, Louisiana and Oklahoma. To effect the transaction, the Company issued 30,000 shares of class AA preferred stock, valued at $3,000,000, and 313,124 shares of common stock, valued at $939,372. In addition, the Company assumed $6,100,000 in bank debt and $511,465 in accounts payable, net of accounts receivable and cash acquired. The Company has capitalized $251,704 in expenses incurred in conjunction with this transaction. Subsequently, the Company issued 116,014 shares of common stock, valued at $163,065, for additional working interests in certain of the properties acquired.

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

Line of Credit

The Company has a $10 million revolving credit note with the First Union
National Bank which terminates on March 15, 2001. Interest on the note is payable monthly at a floating rate which was 8.125% at July 31, 1999. The borrowing base under the note is determined periodically based upon the collateral value assigned to the mortgaged properties, and is currently
$6,680,000. The borrowing base may be redetermined at the Bank's sole discretion. Principle payments are scheduled at $125,000 per month. In addition, the note places certain restrictions on the use of the revenues from the mortgaged properties. The Company does not anticipate that the


                      Vector Energy Corporation
       Notes to Unaudited Consolidated Financial Statements (Continued)
                           July 31, 1999

borrowing base under the note can be increased without incurring development costs which are significantly greater than those required under the terms of the note.

The line-of-credit with First Union National Bank has the following financial covenants: The Company is required to submit to the bank audited financial statements in accordance with GAAP, and have nothing indicative of an ongoing concern in the audit report. The Company's debt service ratio (ratio of EBITDA to consolidated debt service) shall not be less than 1.25 to 1.00 at all times throughout the remaining term of the loan. The Company's interest coverage ratio (ratio of EBITDA to consolidated interest expense) shall not be less than 3.00 to 1.00 at all times throughout the remaining term of the loan. The Company shall maintain a positive current ratio (current assets to current liabilities). The current ratio should not exceed 1.00 to 1.00 at any time during the loan (excluding any past due payables through May 31, 1999, only). The bank has waived default of all financial covenants through November 30, 1999. However, due to the fact that the waiver does not extend for a full year from the date of the financial statements, the Company has reflected the entire line of credit amount as a current liability.

Notes payable

The Company is obligated under a 10% promissory note payable to the brother of the Company's president. The note matures November 4, 1999 and is unsecured, except that the holder is entitled to receive up to 300,000 shares of the Company's common stock in the event of non-payment. The balance of principal and accrued interest at July 31, 1999 was $500,000 and $74,384, respectively.

The Company is obligated under an unsecured non-interest bearing promissory note, payable in equal monthly installments of $10,000 per month. Interest has been accrued on this obligation at 8%. The outstanding balance on this note at July 31, 1999 was $60,000.

The Company is obligated under an unsecured 6% installment note which calls for monthly payments of $3,288. The outstanding principal balance at July 31, 1999 was $11,488.

Stockholder's Equity

 Preferred Stock
The Company has 20,000,000 authorized shares of preferred stock of which 30,000 shares are designated as Class AA Cumulative Convertible Preferred
Stock, par value $100.00 per share.  The holders of the Class AA Cumulative
Convertible Preferred Stock are entitled to receive a 6%, or $6.00 per share cumulative cash dividend payable quarterly. As of July 31, 1999 30,000 shares of the Class AA Cumulative Convertible Preferred Stock were issued and outstanding and dividends totaling $225,000, or $7.50 per share, had been accrued but remain unpaid. The 6% Class AA Cumulative Convertible Preferred
Stock is redeemable in whole, but not in part, at the option of the Corporation by unanimous resolution of its Board of Directors at any time after December 31, 1998, at $100 per share, plus all dividends accrued and unpaid up to the date fixed for redemption. The Class AA Cumulative
Convertible Preferred Stock may also be converted at the option of each holder, into 100 fully paid and non-assessable shares of the Corporation's common stock, no par value per share. Each share of Class AA Preferred Stock is entitled to cast a number of votes equal to the number of shares of common stock into which the Class AA Preferred Stock is convertible.

The Company is authorized to issue 500,000 shares of Class B Preferred Stock, par value $1.00 per share. Class B Preferred Stock is subordinate to Class AA
6% Preferred Stock in priority, both of which are senior to any and all capital stock. The holders of Class B Preferred Stock are not entitled to receive any dividends. As of July 31, 1999 500,000 shares of the Class B
Preferred Stock were issued and outstanding. The Class B Preferred Stock is redeemable in whole, but not in part, at the option of the Corporation by resolution of the Corporation's Board of Directors at anytime at $1.00 per share. Each share of Class B Preferred Stock has the voting rights equal to


                      Vector Energy Corporation
     Notes to Unaudited Consolidated Financial Statements (Continued)
                            July 31, 1999

100 shares of the Company's common stock. The holders of Class B shares are entitled to elect at least two directors to the Board of Directors of the Corporation. The holders of Class B Preferred Stock voting as a class will have the right to remove without cause at any time and replace any director such holders have elected.

The Company is authorized to issue out of the 20,000,000 authorized shares of preferred stock, 10,000 shares of Class C Cumulative Convertible Preferred
Stock (Class C Preferred Stock).  Class C Preferred Stock has a par value of
$100.00 per share and is entitled to receive cumulative cash dividends at the annual rate of 5%, or $5.00 per share, payable quarterly at the rate of $1.25 per share. As of July 31, 1999 1,250 shares of Class C Preferred Stock were issued and outstanding and dividends of $6,250 or $5.00 per share had been accrued but remain unpaid. Class C Preferred Stock is redeemable in whole, but not in part by unanimous resolution of the Board of Directors at any time after July 31, 1999, at the rate of $100.00 per share plus all dividends accrued and unpaid at such date. Class C Preferred Stock has no voting rights. Class C Preferred Stock is subordinate to all other shares of preferred stock in priority. The Class C Preferred Stock may be converted into common stock at the option of the shareholder at the rate of 25 common shares to one share of Class C Preferred Stock. At any time on or after July 31, 1999, each holder of shares of the 5% Preferred Stock may, at such holders option, tender any or all such shares for redemption at the rate of $100.00 per share plus all dividends accrued and unpaid up to the redemption date.

Stock Options and Warrants

In December 1998, The Company granted options to certain key employees of the Company to purchase 500,000 shares of The Company's common stock at the purchase price of $1.00 per share. These options may be exercised at any time from May 1, 1999 until thier expiration on May 1, 2009 and are non-transferable. The options, which were issued at a price equal to or exceeding the market value of the underlying stock on the date of grant, are not intended to qualify as incentive stock options under Internal Revenue Code
Section 422.  The Company has applied Accounting Principles Board No. 25,
Accounting for Stock Isued to Employees, and related interpretations in accounting for these options.

Also outstanding at July 31, 1999 are warrants for the purchase of 400,000 shares of the Company's common stock at a purchase price of $0.10 per share.
The warrants expire in May and November of 2008.

