Form 10KSB
period 2000-04-30
VECTOR ENERGY CORP /TEXAS/
filed 2000-08-15
CIK 1036265

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                Form 10-KSB

  X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.	For the fiscal year ended April 30, 2000

 __ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

Commission file number 0-22661

                           VECTOR ENERGY CORPORATION
                 (Name of small business issuer in its charter)


                 Texas                                76-0582614
    (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)               Identification No.)

 11757 Katy Freeway, Suite 950, Houston, Texas          77079
(Address of principal executive offices)              (Zip Code)



      Registrant's telephone number, including area code: (281) 589-2526

Securities registered pursuant to Section 12(b) of the Exchange Act:

                                NONE

Securities registered pursuant to Section 12(g) of the Exchange Act:



              Title of Each Class            Name of Each Exchange
                                              On Which registered
           Common Stock, no par value                None


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _X_ 	No ___.

Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-KSB or any amendment to this Form 10-KSB.	 __.

State issuer's revenues for its most recent fiscal year.	$1,245,563

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as
of a specified date within the past 60 days.	$5,037,662 as of July 31, 2000.

State the number of shares outstanding of each of the issuer's classes of
common equity, as of the latest practicable date.	21,816,517 shares of common
stock, no par value, were outstanding as of July 31, 2000.

Documents Incorporated by Reference:	None

Transitional Small Business Disclosure Format (Check one)  Yes ___ No _X_ .

PART I	...................................................................2
ITEM 1.     BUSINESS	.....................................................2
   General	...............................................................2
   Competitive Conditions	................................................4
   Dependence upon one or a few major customers	..........................4
   Governmental and Environmental Regulations	............................5
   Employees and Consultants	.............................................5
ITEM 2.     PROPERTY	.....................................................6
   Properties Acquired	...................................................6
   Other Assets	..........................................................7
   Production Information	................................................8
   Reserve Information	...................................................8
   Oil and Gas Wells	.....................................................9
   Oil and gas leaseholds	...............................................10
   Office Facilities	....................................................10
ITEM 3.     LEGAL PROCEEDINGS	...........................................10
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	.........10
PART II	.................................................................11
ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS	....11
ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	...11
   General	..............................................................11
   Liquidity and Capital Resources	......................................12
ITEM 7.     FINANCIAL STATEMENTS	........................................13
   Annual Financial Statements	..........................................13
   Financial Statements of Businesses Acquired	..........................13
ITEM 8.	    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE	....................................13
PART III	................................................................13
ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
            PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT	..13
ITEM 10.    EXECUTIVE COMPENSATION	......................................15
   Summary Compensation Table	...........................................15
   Options Granted in 2000	..............................................15
Options Exercised During 2000 and Year End Option Values (1)	............16
ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT	..............................................17
ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	..............18
ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K	............................18

This Form 10-KSB includes forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-KSB, including without limitation the statements under Business, Properties and Management's Discussion and Analysis of Financial Condition and Results of Operations regarding the nature of the Company's oil and gas reserves, productive wells, acreage, and drilling activities, the adequacy of the Company's financial resources, current and future industry conditions and the potential effects of such matters on the Company's business strategy, results of operations and financial position, are forward-looking statements. Although the Company believes that the expectations reflected in the forward-looking statements contained herein are reasonable, no assurance can be given that such expectations will prove to have been correct. Certain important factors that could cause actual results to differ materially from expectations (Cautionary Statements), including without limitation fluctuations of the prices received for the Company's oil and natural gas, uncertainty of drilling results and reserve estimate, competition from other exploration, development and production companies, operating hazards, abandonment costs, the effects of governmental regulation and the leveraged nature of the Company, are stated herein in conjunction with the forward-looking statements or are included elsewhere in this Form 10-KSB. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

                                    PART I

Item 1.     Business

General

Vector Energy Corporation (the Company) was incorporated under the laws of the State of Texas on June 18, 1998 as a wholly owned subsidiary of Sunburst Acquisitions II, Inc. (Sunburst). The Company was formed for the purpose of completing a reverse merger with Sunburst in order to change Sunburst's name to Vector Energy Corporation and its state of incorporation from Colorado to Texas. This merger was completed on June 19, 1998

Sunburst was incorporated under the laws of the State of Colorado on March 17, 1997 as a shell company. Sunburst's business plan was to seek, investigate, and if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. Sunburst elected to voluntarily file a registration statement on Form 10-SB in order to become a reporting company under the Securities Exchange Act of 1934 and continued to file periodic reports required under the Exchange Act.

On May 8, 1998, Sunburst entered into an asset acquisition transaction in which it acquired substantially all of its operating assets. The transaction consisted of an Asset Purchase Agreement executed by the Company and Old Vector Corporation (formerly Vector Energy Corporation), a Texas corporation (Old Vector) under which Old Vector transferred substantially all of its assets to Sunburst, including its rights to two asset purchase agreements with Lisbon Development Company, L.L.C., a Texas limited liability company (Lisbon), and Taurus Operating, Inc., a Texas corporation (Taurus) dated March 23, 1998 and March 31, 1998, respectively.

Other than the rights to the above mentioned asset purchase agreements with Lisbon and Taurus, Old Vector's assets acquired by Sunburst consisted of non-operated working interests and royalty interests in approximately 80 producing oil and gas wells located primarily in Oklahoma and Kansas. Sunburst also acquired from Old Vector a wholly owned subsidiary of Old Vector, Vector Exploration, Inc., a Texas Corporation (Vector Exploration), which then became a wholly owned subsidiary of Sunburst. Old Vector assigned its rights to the asset purchase agreement with Lisbon to Vector Exploration prior to Sunburst's acquisition of Old Vector. In exchange for these assets and the rights under the asset purchase agreements, Old Vector received 100,001 shares of Common Stock.

The Company, through its newly acquired wholly owned subsidiary Vector Exploration, exercised the rights under the asset purchase agreement with Lisbon by which Vector Exploration acquired 13 oil and gas wells located in East Texas and North Louisiana. These assets are currently held in the Company's wholly owned subsidiary Vector Exploration. In exchange for these assets, Vector Exploration delivered to Lisbon 30,000 shares of the Company's class AA 6% cumulative convertible preferred stock (Class AA Preferred Stock) and assumed $6.1 million in secured debt and $511,465 in accounts payable, net of accounts receivable and cash acquired. The secured debt assumed by the Company is a credit facility secured by the production on the acquired producing properties that allows the Company access to a line of credit of up to $10 million with a national bank. These liabilities, just as the assets, are held by the Company's wholly owned subsidiary Vector Exploration. The Class AA Preferred Stock was convertible into Common Stock and voted at a rate of 100 for each share of Class AA Preferred Stock. All Class AA Preferred Stock has been converted into common stock.

The Company also exercised its rights under the asset purchase agreement with Taurus which were assigned directly to the Company, and acquired the East Westbrook Properties located in Mitchell County, Texas. In exchange for this asset, the Company issued to Taurus 213,123 shares of Common Stock.

In connection with the above transaction, the Company additionally issued 2,480,026 shares of Common Stock, a warrant to purchase an additional 300,000 shares of Common Stock at $.10 per share, and 500,000 shares of the Company's class B preferred stock (Class B Preferred Stock) to subscribers in exchange for an aggregate consideration of $773,002 in cash and services. The Class B Preferred Stock is not convertible, but has 100 votes for every share of Class B Preferred.

On November 4, 1998, the Company entered into an asset acquisition transaction by which the Company acquired the right, title, and interest in certain oil, gas, and mineral leases and working interests in approximately fifteen producing oil and gas wells located in Oklahoma, Texas and Louisiana. The transaction consisted of a purchase and sale agreement with Texas Energy and Environmental, Inc. and Cougar Oil and Gas, Inc. (collectively the Sellers).

Pursuant to the asset acquisition transaction, the Company issued 1,226,667 of its common stock to the Sellers, issued a $120,000 non-interest bearing note payable to the Sellers, and assumed $690,522 of the Sellers' bank debt and $750,000 of other liabilities of the Sellers. In addition the Sellers were entitled to receive up to 500,000 additional shares of the Company's common stock based on the value of the proved developed producing reserves attributed to the properties acquired, as determined by an independent engineering evaluation on September 30, 1999. The purchase and sale agreement also required the Company to expend a minimum of $500,000 in capital investment on the properties acquired, within nine months. If such capital investment was not made, the Sellers were entitled to receive an additional 500,000 shares of the Company's common stock. Five hundred thousand shares of common stock were issued to the Sellers on August 23, 1999. The Company does not believe any additional shares will be issued to the Sellers under this agreement.

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

On March 7, 2000, the Company closed a purchase and sale agreement with a company, which is a debtor in possession in a Chapter 11 Bankruptcy. Under the agreement, the Company acquired all of the Bankrupt Debtor's interest in a block located in the Offshore Texas, Mustang Island Area for 550,000 shares of common stock valued at $550,000. In accordance with the agreement, the Company immediately repurchased 16,667 shares of common stock at $3.00 per share, for a total of $50,000, for payment of administrative expenses in the Bankruptcy proceeding. Under the terms of the agreement, in the event that the daily rate of production from the properties acquired averages at least 5,000 Mcf per day over a complete calendar month the seller has the right to put 150,000 shares of common stock to the Company at $3.00 per share. If the seller fails to exercise such right, the Company has the right to call 150,000 shares of common stock at $3.00 per share. In addition, the Company may be required to issue a maximum of 370,000 additional shares of common stock to the seller based upon the required future development costs associated with the properties acquired, as determined by an independent engineering firm. In addition, the Company purchased $120,000 in secured debt from three of the seller's secured creditors for face value.

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

Dependence upon one or a few major customers

The Company currently markets the oil and gas production from its operated properties to fourteen customers, one of which represents sales in excess of 10% of the Company's total oil and gas revenues. This one customer represents approximately 46% of the Company's total oil and gas revenues.
The availability of oil and gas purchasers is such, however, that any customer discontinuing purchases from the Company could almost assuredly be replaced by another buyer.

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

Employees and Consultants

The Company has five full time employees including the officers of the Company. The Company may hire additional personnel as required by its operations and may also engage the services of geological and engineering consultants from time to time to assist in its operations. The Company has recently employed two engineering consultants on a part time basis and contracts for field supervision with Taurus Operating, Inc. of Midland, Texas.

Item 2.     Property

Properties Acquired

Lisbon Properties

The Company acquired the Lisbon Properties on May 8, 1998, through its wholly owned subsidiary Vector Exploration, Inc. The properties consist of oil and gas working interests, ranging from approximately 50% to 100%, in eleven wells and leases in eight fields located in Gregg and Harrison Counties, Texas and Claiborne, Lincoln, Webster and Bossier Parishes, Louisiana. The primary target zones consist of the Cotton Valley, Travis Peak, Petit, Gray Sand, Haynesville, Burgess Simmons, Vaughn and Hall formations. The Company currently operates nine of the eleven wells. Currently there are eleven wells producing on the properties. The aggregate amount of daily production equals approximately 300 Mcf per day (net) of natural gas and 9 barrels per day (net) of oil and condensate. The Company believes that these fields in East Texas and North Louisiana provide an opportunity for continued growth and have significant remaining undeveloped reserve potential.

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

Texas Energy & Environmental, Inc. Properties

The Company acquired the Texas Energy & Environmental, Inc. properties on November 4, 1998. These properties consist of fourteen wells located in Oklahoma, Texas and Louisiana. All wells are Company operated. These wells currently produce approximately 850 Mcf per day (net) and 6 barrels of oil per day (net). The Company's working interest in these wells varies from approximately 50% to 100%.

Mustang Island Block

On March 7, 2000, the Company closed a purchase and sale agreement with a company which is a debtor in possession in Chapter 11 Bankruptcy. Under the agreement, the Company acquired all of the Bankrupt Debtor's interest in a Block located in the Offshore Texas, Mustang Island Area. The Company currently estimates that this property contains in excess of 15 Bcf of net proved reserves.

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

Other Assets

The Company became involved in the development of a consumer to business internet business known as EZServ in August of 1999 through a consulting arrangement with IT Development. The technology is now largely complete, and experimental marketing has been conducted in Houston, Texas. The Company has the right to have all of the assets of the business placed in a new company, of which the Company will own one-third. The Company is seeking independent venture capital for this business and does not anticipate providing any funding.

In April of 2000, the Company executed a contract with a Turkish company to assist in the development of a natural gas distribution system in Ezurum, Turkey. The Company also has the option to provide a fiber optic system in the same city. The Company is currently seeking strategic partners for this project and anticipates that this project will funded independently.

Production Information

The table below sets forth the net quantities of oil and gas production (net of all royalties, overriding royalties, and production due to others), the average sales prices, and the average production costs attributable to the Company's properties for the years ended April 30, 2000 and 1999.

                                  Year Ended         Year Ended
                                April 30, 2000     April 30, 1999
Net Production
Oil (BBLS)                              8,860             16,341
Gas (MCF)                             391,006            415,296

Average Sales Prices
Oil (per BBL)                    $      21.60       $      11.69
Gas (per MCF)                    $       2.57       $       1.81

Average Production Cost (1)
Per Equivalent MCF of Gas (2)    $       1.68       $       1.65

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

Within the next twenty-four months it is the Company's intention to have all then existing reserves reviewed by outside independent third party engineers. It is likely that such a review will result in substantially different reserve estimates than would result from an internal review. Such estimates may be substantially lower than those made by the Company's engineering staff and could result in material write downs in reserve values.

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

The tables below set forth the estimated proved and proved developed reserves of crude oil (including condensate) and natural gas, all of which are located within the continental United States, associated with the properties owned by the Company for the years ended April 30, 2000 and 1999.

Proved Reserves at Year End
                                      Developed    Undeveloped      Total
Oil (BBLs) (in thousands)
April 30, 2000                             381          3,476       3,857
April 30, 1999                             173          3,390       3,563

Gas (MCF) (in thousands)
April 30, 2000                          24,378          7,398      31,776
April 30, 1999                          13,211            487      13,698

Changes in Proved Reserves

                                                       MCF        BBLS
                                                        (In Thousands)
Estimated Quantity, May 1, 1998                         -           -
Acquisitions                                          24,542         603
Production                                              (415)        (16)
Changes in Estimates                                 (10,429)      2,976
                                                     --------     -------
Estimated Quantity, April 30, 1999                    13,698       3,563
Acquisitions                                          23,823         344
Sales of Reserves in Place                            (2,331)        (24)
Production                                              (391)         (9)
Changes in Estimates                                  (3,023)        (17)
                                                     --------     -------
Estimated Quantity, April 30, 2000                    31,776       3,857
                                                     ========     =======

Oil and Gas Wells

The Company owns interests in productive oil and gas wells (including producing wells and wells capable of production), as follows:

                             April 30, 2000          April 30, 1999
                             --------------          --------------
                             Gross(1)   Net          Gross(1)   Net
                              Wells    Wells           Wells   Wells
                             --------  -----         --------  -----
Oil Wells                       72      4.28             79     7.95
Gas Wells                       49     10.56             49    10.59
                             --------  -----         --------  -----
Total                          121     14.84            128    18.54
                             ========  =====         ========  =====

[FN]
<F1>
(1) One or more completions in the same well are counted as one well

Oil and gas leaseholds

The table below sets forth the Company's ownership interest in leasehold acreage. The oil and gas leases in which the Company has an interest are generally held by production. The leases may be surrendered at any time by the cessation of production.

                      April 30, 2000                  April 30, 1999
              ------------------------------   ------------------------------
               Developed(1)     Undeveloped     Develope(1)      Undeveloped
                 Acreage          Acreage         Acreage          Acreage
              -------------    -------------   -------------   -------------
               Gross   Net      Gross   Net     Gross    Net     Gross   Net
              ------  -----    ------  -----   ------   -----   ------  -----
Louisiana      6,523  3,539     8,320  5,073    6,573   3,574   12,570  8,061
Texas          6,753  2,835     2,480  1,551    5,573   1,659    1,500  1,088
Kansas         4,037     52         0      0    4,037      52        0      0
Oklahoma      14,468    841       200    100   14,468     841      200    100
              ------  -----    ------  -----   ------   -----   ------  -----
Total         31,781  7,267    11,000  6,724   30,651   6,126   14,270  9,249

[FN]
<F1>
(1) Acres spaced or assigned to productive wells

Office Facilities

The Company's Houston, Texas office consists of approximately 7,500 square feet and has been subleased through July of 2002 for $9,582 per month

Item 3.     Legal Proceedings

The Company is involved from time to time in various claims, lawsuits and administrative proceedings incidental to its business. In the opinion of management, the ultimate liability thereunder, if any, will not have a materially adverse effect on the financial condition or results of operations of the Company. The Company currently has accounts payable in the amount of $1,170,222. A significant portion of these accounts are now past due and are subject to becoming matters for litigation at any time.


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

The stock's trading range since listing on NASDAQ is as follows:

                                        High         Low
                                       -------     -------
    1999 Fiscal Year
1st Quarter                            $  1.88     $  1.25
(Since commencement on
 June 29, 1998)
2nd Quarter                               1.75        0.75
3rd Quarter                               3.00        0.88
4th Quarter                               2.50        0.88

    2000 Fiscal Year
1st Quarter                            $  2.25     $  0.75
2nd Quarter                               4.44        1.22
3rd Quarter                               1.28        0.31
4th Quarter                               1.09        0.40

    2001 Fiscal Year
1st Quarter                            $  0.63     $  0.26

As of July 31, 2000, there were approximately 187 holders of record of the Company's common stock. The Company has not paid any dividends on its common stock and no dividends are anticipated in the foreseeable future. In addition, the ability of the Company to declare or pay dividends on its common stock is currently subject to certain restrictions contained in its credit facility with a bank.

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

On November 4, 1998, the Company entered into an additional asset acquisition transaction in which the Company issued 1,226,667 shares of common stock and a $120,000 non-interest bearing note and assumed $690,522 in bank debt and $600,954 in accounts payable. Subsequently, the Company issued an additional 500,000 shares of common stock under this agreement. The Company does not believe any further shares will be issued to the Sellers under this agreement.

On March 7, 2000, the Company closed a purchase and sale agreement under which the Company issued 550,000 shares of common stock. In accordance with the agreement, the Company immediately repurchased 16,667 shares of common stock at $3.00 per share. In addition, the Company may be required to issue a maximum of 370,000 additional shares of common stock to the seller.

Liquidity and Capital Resources

The secured debt assumed by the Company is a $10,000,000 revolving credit note which terminates on March 15, 2001. Interest on the note is payable monthly at a floating rate, which was 9.59% and 8.565% at April 30, 2000 and 1999, respectively. The borrowing base under the note is determined periodically based upon the collateral value assigned to the mortgaged properties, and is currently $6,829,596. Principal payments were scheduled at $10,000 per month and increasing to $75,000 per month beginning on February 15, 1999 and $125,000 per month beginning May 15, 1999. In addition, the note placed certain restrictions on the use of the revenues from the mortgaged properties, required the Company to satisfy the net accounts payable assumed by May 31, 1999 and required the expenditure of $300,000 on the development of the mortgaged properties by April 14, 1999. The Company does not anticipate that the borrowing base under the note can be increased without incurring development costs which are significantly greater than those required under the terms of the note.

On February 23, 1999, the Company entered into an agreement with its lender to amend the revolving credit note. Such amendment modified the principal payments under the note to $75,000 per month beginning April 15, 1999 and increasing to $125,000 on May 15, 1999. In addition, the amendment deferred a portion of the interest payment due in February for a period of one month. In addition, certain of the deadlines relating to the settlement of liabilities assumed and expenditures for the development of the mortgaged properties were extended or modified. The Company is currently negotiating a restructure of this agreement with its lender. It is anticipated that such restructure will involve the reduction of the debt by $3 million in exchange for stock and a new amortization schedule and maturity date. The exact terms of this restructure have not yet been finalized.

Currently, the Company's oil and gas revenues are sufficient to satisfy its oil and gas operating expenses and a portion of the interest payments. The Company's general and administrative expenses, development costs and the remainder of the interest payments are being funded primarily from the proceeds from the sale of stock. The Company believes that the planned development of its properties will result in an increase in oil and gas revenues which will be sufficient to its meet operating, general and administrative, interest and debt service requirements. However, there can be no assurance that this will occur. It is anticipated that an additional $2,000,000 in equity funding will be required to meet the current needs of the Company. Any inability of the Company to raise additional capital will limit the development of most of its oil and gas properties and may prevent the Company from meeting its cash requirements.

Item 7.     Financial Statements

Annual Financial Statements

The Report of the Independent Certified Public Accountants appearing at page F-3 and the Consolidated Financial Statements and Notes to Consolidated Financial Statements appearing at pages F-4 through F-19 hereof are incorporated herein by reference.

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
        Financial Disclosure

                                 None

                               PART III

Item 9.     Directors, Executive Officers, Promoters and Control
            Persons; Compliance With Section 16(a) of the Exchange Act

The Directors and Executive Officers of the Company are as follows:

      Name              Age         Position              Tenure
----------------------- ---  -----------------------    -----------
Samuel M. Skipper        41  Director                   May 8, 1998
                             Chairman of the Board
                             Chief Executive Officer
Stephen F. Noser         54  Director                   May 8, 1998
                             President
                             Secretary
                             Assistant Treasurer
Randal B. McDonald, Jr.  43  Chief Financial Officer    May 8, 1998
                             Treasurer
                             Assistant Secretary

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

In Addition, the Company employs Mr. Gary Countryman as a full time consultant. Mr. Countryman served as a vice-president of the Company from its inception until December, 1999. Mr. Countryman has been a consulting petroleum engineer since 1987. Since 1996, he has devoted substantial time to the activities of Vector Energy. Prior to 1987, Mr. Countryman served in a variety of capacities for Conoco, Inc. From 1984 to 1986, he was the Managing Director in charge of Conoco's operations in Egypt where he managed a $200 million annual budget and set the organization in place to develop one billion barrels of reserves. From 1980 to 1984, he was Manager of

Operations. From 1978 to 1980, he served as Manager of Conoco's operations in Dubai. From 1975 to 1977, he served as Division Manager in Midland, Texas. From 1971 to 1976, he served as assistant division manager in Oklahoma City. From 1961 to 1976, he served in Conoco's research and development department with special emphasis on water flood operations.
Mr. Countryman holds an M.S. in Management from the Massachusetts Institute of Technology, and an M.S. and B.S. in Petroleum Engineering from the University of California at Berkeley. He is a member of Phi Beta Kappa, the American Petroleum Institute and the society of Petroleum Engineers.

The Company's three officers and directors failed to file Form 5, Annual Statement of Beneficial Ownership of Securities, on a timely basis with the Securities and Exchange Commission. Such forms were due on or before the 45th day after the end of the Company's fiscal year and were filed concurrently with the Company's Form 10KSB. Transactions which were required to be reported included options to purchase shares of the Company's common stock granted to each of the officers and directors and one acquisition of common stock by a single officer.

Item 10.   Executive Compensation

Summary Compensation Table
                                                          Long Term Compensation Awards
                                                         -------------------------------
                                Annual Compensation(1)   Restricted
      Name and          Year ---------------------------   Stock        (2)       All
  Principal Position     End Salary($) Bonus($) Other($)  Awards($)  Options(#) Other($)
----------------------- ---- --------- -------- -------- ----------  ---------- --------
Samuel M. Skipper       2000  72,000      -         -        -         500,000     -
Chief Executive Officer 1999  72,000      -         -        -            -        -

Stephen F. Noser        2000  72,000      -         -        -         500,000     -
President               1999  72,000      -         -        -         250,000     -

Randal B. McDonald, Jr. 2000  72,000      -         -        -         200,000     -
Chief Financial Officer 1999  72,000      -         -        -            -        -

[FN]
<F1>
(1) Includes deferred compensation of $66,000 in 2000 payable to Mr. Skipper
<F2>
(2) Includes 150,000 shares of common stock issued to Mr. McDonald

Options Granted in 2000

Mr. Skipper and Mr. Noser were each granted options to purchase 500,000 shares of common stock during the year ended April 30, 2000. Mr. McDonald was granted options to purchase 50,000 shares of common stock during the year ended April 30, 2000.

Options Exercised During 2000 and Year End Option Values (1)



                          Number of Securities       Value of Unexercised
                     Underlying Unexercised Options  In-the-Money Options
                         At Fiscal Year End (#)      At Fiscal Year End ($)
                             Exercisable/                Exercisable/
Name                        Unexercisable               Unexercisable
------------------   ------------------------------  ----------------------
Samuel M. Skipper             500,000                       50,000
                                 -                            -

Stephen F. Noser              750,000                       50,000
                                 -                            -

Randal B. McDonald, Jr.        50,000                        5,000
                                 -                            -

[FN]
<F1>
(1) Since no options were exercised, no shares were acquired or value realized upon the exercise of options

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

Item 11.   Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of outstanding shares as of July 31, 2000 by each person who is known by the Company to own beneficially five percent or more of the outstanding shares, the Company's Directors and Executive Officers, and all Directors and Executive Officers as a group.

Name and Address                                                       Amount and Nature       % of
of Beneficial Owner      Title of Class         Position or Title    Of Beneficial Ownership   Class
-------------------  -----------------------  ---------------------  -----------------------  -------
Samual M. Skipper    Common Stock             Director                    (1) 2,130,017          9.5%
11757 Katy Freeway                            Chairman of the Board
Suite 950, Houston,  Class B Preferred Stock  CEO                               250,000         50.0%
Texas, 77079

Stephen F. Noser     Common Stock             Director                 (2)(3) 1,100,003          4.9%
11757 Katy Freeway                            President
Suite 950, Houston,  Class B Preferred Stock  Secretary                         250,000         50.0%
Texas, 77079                                  Assistant Treasurer

Randal B. McDonald   Common Stock             CFO                         (4)   200,000          0.2%
11757 Katy Freeway                            Treasurer
Suite 950, Houston,                           Assistant Secretary
Texas, 77079

Charles Plumb        Common Stock             N/A                         (5) 1,279,667          5.9%
PO Box 691187
Houston, Texas
77269

Lisbon Development   Common Stock             N/A                             1,337,280          6.1%
Company, L.L.C.
1330 Post Oak Blvd.
Suite 2222, Houston,
Texas, 77056

Fortune Capital      Common Stock             N/A                             1,337,281          6.1%
Investment, Ltd.
1330 Post Oak Blvd.
Suite 2222,
Houston,Texas,
77056

Lasco Energy         Common Stock             N/A                             1,137,904          5.2%
Partners, LP
1100 Louisiana
Suite 3150
Houston, Texas
77002

All Officers         Common Stock             N/A                      (2)(6) 3,430,020         14.8%
And Directors        Class B Preferred Stock                                    500,000        100.0%

[FN]
<F1>
(1) Includes 500,000 shares of common stock issuable upon the exercise of stock options
<F2>
(2) Includes 50,000 shares of common stock indirectly owned by Mr. Noser because of his 50% ownership in Old Vector Corporation, which owns 100,000 shares of common stock.
<F3>
(3) Includes 750,000 shares of common stock issuable upon the exercise of stock options.
<F4>
(4) Includes 50,000 shares of common stock issuable upon the exercise of stock options.
<F5>
(5) Includes 373,667 shares of common stock indirectly owned by Mr. Plumb because of his control of Texas Energy and Environmental, Inc.
<F6>
(6) Includes 1,350,000 shares of common stock issuable upon the exercise of stock options.

Item 12.   Certain Relationships and Related Transactions

The Company sublet office space from a corporation owned and controlled by the president of the Company and his family for $2,283 per month. Subsequent to year end, such lease terminated and the Company vacated the office space.

The Company is obligated under a 10% promissory note payable to the brother of the Company's president. The note matured November 4, 1999 and is unsecured, except that the holder has received up 300,000 shares of the Company's common stock due to nonpayment. The balance of principal and accrued interest at April 30, 2000 was $500,000 and $74,521, respectively and at April 30, 1999 was $500,000 and $24,384, respectively.

The Company's chairman and chief executive officer has executed a limited quaranty agreement covering certain deferred interest on the Company's secured line of credit.

The Company's chairman and chief executive officer made unsecured advances to the Company totaling $145,992 during the year ended April 30, 2000.

Item 13.   Exhibits and Reports on Form 8-K

Exhibits not incorporated herein by reference to a prior filing are designated by an asterisk (*) and are filed herewith.

Exhibit   2.01	 Asset Purchase Agreement between Registrant and
               	Vector

Exhibit   2.02  Lisbon Agreement

Exhibit   2.03  Taurus Agreement

Exhibit   2.04	 Agreement and Plan of Merger Between Sunburst
                Acquisitions II, Inc. and Vector Energy Corporation

Exhibit   3.01	 Articles of Incorporation of Vector Energy Corporation

Exhibit   3.02	 By-Laws of Vector Energy Corporation

Exhibit   4.01	 Certificate of Designation, Preferences, Rights and
                Limitations of Class AA 6% Cumulative Convertible Preferred Stock and Class B Preferred Stock of Vector Energy Corporation

Exhibit   4.02	 Certificate of Designation, Preferences, Rights and
                Limitations of Class C 5% Cumulative Convertible Preferred Stock of Vector Energy Corporation

Exhibit  21	    Subsidiaries of the Registrant

Exhibit  23	    Consent of Comiskey & Company *

Exhibit  27	    Financial Data Schedule *


No reports were filed on Form 8-K during the Company's fourth fiscal quarter ended April 30, 2000.

                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


					                      VECTOR ENERGY CORPORATION
					                      (Registrant)


					                      By   /S/   Samuel M. Skipper
                                --------------------------------
                                      Samuel M. Skipper
						                                Chairman of the Board and
                                      Chief Executive Officer

						                                Date:	August 14, 2000

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                          By	  /S/    Stephen F. Noser
                               --------------------------------
						                                Stephen F. Noser
						                                President and Director

						                                Date:	August 14, 2000


                          By 	/S/     Randal B. McDonald, Jr.
                              ---------------------------------
						                                Randal B. McDonald, Jr
						                                Chief Financial Officer
						                                Principal Accounting and
                                             Financial Officer

						                                   Date:	August 14, 2000

                         Vector Energy Corporation

                            FINANCIAL STATEMENTS

                               April 30, 2000

                                 CONTENTS


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS.....................F-3

CONSOLIDATED BALANCE SHEETS.....................................F-4 to F-5

CONSOLIDATED STATEMENTS OF INCOME......................................F-6

CONSOLIDATED STATEMENTS OF CASH FLOW...................................F-7

STATEMENTS OF STOCKHOLDERS' EQUITY.............................F-8 to  F-10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.....................F-11 to F-19

             REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Board of Directors and Stockholders of
Vector Energy Corporation


We have audited the accompanying consolidated balance sheetS of Vector Energy Corporation as of April 30, 2000 and 1999, and the related consolidated statements of income, cash flows and changes in shareholders' equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vector Energy Corporation, Inc. as of April 30, 2000 and 1999, and the consolidated results of its operations, its cash flows and changes in its shareholders' equity for the years then ended in conformity with generally accepted accounting principles.

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


Denver, Colorado
June 30, 2000
                           							/s/ Comiskey & Company
                                  PROFESSIONAL CORPORATION

                         Vector Energy Corporation
                        CONSOLIDATED BALANCE SHEETS
                          April 30, 2000 and 1999

                                               April 30, 2000   April 30, 1999
                                               --------------   --------------
                    ASSETS

CURRENT ASSETS
 Cash 			                                      $     106,018    $      25,665
 Revenue accounts receivable 		                      299,666          225,365
 JIB accounts receivable 		                           94,565           41,628
 Advances to employees 				                             -              51,908
                                               --------------   --------------
     Total current assets                            500,249          344,566
                                               --------------   --------------
PROVED OIL AND GAS PROPERTIES, USING THE
 FULL COST METHOD OF ACCOUNTING                   16,093,311       14,696,056

 Less accumulated depreciation, depletion,
  amortization and impairment 			                    446,562          237,908
                                               --------------   --------------
   Net oil and gas properties                     15,636,749       14,458,148
                                               --------------   --------------
OTHER ASSETS
 Other property and equipment, less accumulated
  depreciation of $27,024 and $12,255 at
  April 30, 2000 and 1999, respectively               51,521           51,386
 Long term accounts receivable                       197,235           77,236
 Deferred loan costs - net                           298,084          243,479
 Organization costs - net                               -               9,588
 Other assets                                          6,926           16,709
                                               --------------   --------------
     Total other assets                              553,766          398,398
                                               --------------   --------------
TOTAL ASSETS                                   $  16,690,764    $  15,201,112
                                               ==============   ==============


   The accompanying notes are an integral part of the financial statements

                         Vector Energy Corporation
                        CONSOLIDATED BALANCE SHEETS
                          April 30, 2000 and 1999

                                               April 30, 2000   April 30, 1999
                                               --------------   --------------
      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Line of Credit                                $   6,729,596    $   6,880,000
 Notes payable                                       674,813          596,988
 Accounts payable - trade                          1,170,222        1,570,125
 Royalties payable                                   239,218          242,069
 Working interest revenues payable                   143,745           51,092
 Taxes payable                                       102,994           81,241
 Advances from related party                         145,992             -
 Accrued payroll                                      79,279           17,995
 Accrued dividends payables                            5,468          184,688
 Accrued interest                                    107,320          101,956
                                               --------------   --------------
     Total current liabilities                     9,398,647        9,726,154
                                               --------------   --------------
STOCKHOLDERS' EQUITY
 Preferred stock class AA, 6% cumulative
  convertible;$100 par value per share, 30,000
  shares authorized; 0 and 30,000 shares issued
  and outstanding at April 30, 2000 and 1999,
  respectively                                          -           3,000,000
 Preferred stock class B, noncumulative
  nonconvertible; $1 par value per share,
  500,000 shares authorized; 500,000 shares
  issued and outstanding                                -              50,000
 Preferred stock class C, 5% cumulative
  convertible; $100 par value per share,
  10,000 shares authorized; 0 and 1,250 shares
  issued and outstanding at April 30, 2000 and
  1999, respectively                                    -              95,000
 Common stock, no par value; 100,000,000
  shares authorized; 19,244,757 and
  5,709,863 shares issued and outstanding
  at April 30, 2000 and 1999, respectively         2,358,716        2,128,680
 Additional paid-in capital                       16,041,810        2,791,670
 Retained earnings                               (11,158,409)      (2,590,392)
                                               --------------   --------------
     Total stockholders' equity                    7,292,117        5,474,958
                                               --------------   --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $  16,690,764    $  15,201,112
                                               ==============   ==============


   The accompanying notes are an integral part of the financial statements

                          Vector Energy Corporation
                      CONSOLIDATED STATEMENTS OF INCOME
                     Years Ended April 30, 2000 and 1999

                                                Year Ended        Year Ended
                                              April 30, 2000    April 30, 1999
                                              --------------    --------------
REVENUES
 Oil sales 			                                $     191,013     $     191,023
 Gas sales                                        1,006,006           753,540
 Production byproducts                               47,213            24,391
 Interest income                                      1,331             5,240
                                              --------------    --------------
     Total revenues                               1,245,563           974,194
                                              --------------    --------------
EXPENSES
 Production taxes                                    36,186            44,623
 Lease operating expense                            711,490           803,200
 Depletion of oil and gas properties                208,654           237,908
 Interest expense                                   952,705           574,373
 General and administrative expense               7,754,365         1,719,794
                                              --------------    --------------
     Total expenses                               9,663,400         3,379,898
                                              --------------    --------------
NET LOSS                                      $  (8,417,837)    $  (2,405,704)
                                              ==============    ==============
NET LOSS PER COMMON SHARE
 Basic                                               $(0.84)           $(0.54)
                                                     =======           =======

WEIGHTED AVERAGE NUMBER SHARES OUTSTANDING       10,005,755         4,482,523
                                              ==============    ==============

   The accompanying notes are an integral part of the financial statements

                           Vector Energy Corporation
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years Ended April 30, 2000 and 1999


                                                 Year Ended       Year Ended
                                               April 30, 2000   April 30, 1999
                                               --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                      $  (8,417,837)   $  (2,405,704)
 Adjustments to reconcile net loss to
  net cash used by operating activities:
   Depletion of oil and gas properties               208,654          237,908
   Amortization expense                              443,858          133,836
   Depreciation expense                               14,769           12,255
   Stock issued for consulting fees                6,643,251          733,125
   Stock issued for loan default fee                 237,500             -
   (Increase)decrease in accounts receivable        (225,873)         270,602
   (Increase)decrease in employee advances            51,908          (51,908)
   (Increase)decrease in other assets                (85,223)         (16,709)
   Increase(decrease) in accounts payable            (69,165)         392,431
   Increase(decrease in royalties and
    revenues payable                                 131,733         (109,925)
   Increase(decrease) in other
    current liabilities                              106,401          201,192
                                               --------------   --------------
    Net cash used by operating activities           (960,022)        (602,897)
                                               --------------   --------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Acquisition of oil and gas properties                  -            (693,002)
 Cash acquired in property acquisitions                 -             258,938
 Development costs incurred                         (146,779)            -
 Sale of oil and gas properties                      493,645             -
 Property and equipment, other                       (14,904)         (63,641)
                                               --------------   --------------
     Net cash provided from (used by)
      investing activities                           331,962         (497,705)
                                               --------------   --------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Issuance of notes payable                           149,587          500,000
 Note repayments                                     (71,762)         (81,211)
 Draw on line of credit                              149,596          109,478
 Payment on line of credit                          (300,000)            -
 Advances from related party                         145,992             -
 Issuance of preferred stock Class C                    -              95,000
 Repurchase of common stock                          (50,000)            -
 Issuance of common stock                            685,000          503,000
                                               --------------   --------------
    Net cash provided by financing activities        708,413        1,126,267
                                               --------------   --------------
NET INCREASE IN CASH
 AND CASH EQUIVALENTS                                 80,353           25,665

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                                  25,665             -
                                               --------------   --------------
CASH AND CASH EQUIVALENTS,
 END OF PERIOD                                 $     106,018    $      25,665
                                               ==============   ==============


   The accompanying notes are an integral part of the financial statements

                           Vector Energy Corporation
                       STATEMENT OF STOCKHOLDERS' EQUITY
                   For the years ended April 30, 2000 and 1999

                                                Preferred Stock         Common Stock
                                            ---------------------- ---------------------                                Total
                                    Price    Number                  Number                Retained         Paid      Stockholders'
                                  per share of shares   Amount     of shares   Amount      Earnings      in capital     Equity
                                  --------- --------- ------------ ---------- ---------- -------------	-----------  --------------
Stock outstanding in the public
 public shell, May 8, 1998        $   -       80,000  $     8,000     609,116  $   2,220 $    -         $     -      $     10,220

Issued for services
 preferred class B
 on May 8, 1998                      0.10    500,000       50,000                                                          50,000

Private placement for cash
 on May 8, 1998                      2.01                             250,003    503,000                                  503,000

Issued for services
 on May 8, 1998                      0.10                           2,230,023    220,002                                  220,002

Issued for acquisition of
 properties on May 8, 1998           3.00                             313,124    939,372                                  939,372

Issued for acquisition of
 properties, preferred
 class AA on May 8, 1998           100.00     30,000    3,000,000                                                       3,000,000

Issued to bank in acquisition
 on May 8, 1998                      3.00                             100,001    300,000                                  300,000

Conversion of previous
 preferred class A to
 common on June 10, 1998                     (80,000)      (8,000)     48,010      8,000                                     -

Issued for acquisition of
 properties on July 1, 1998          1.25                              79,920     99,900                                   99,900

Private placement of class C
 preferred on July 17, 1998         76.00      1,250       95,000                                                          95,000

Issued for services
 on July 17, 1998                    1.75                              10,000     17,500                                   17,500

Issued in settlement of
 accounts payable from
 various vendors
 in July thru October 1998           2.96                              12,657     18,115                     19,331        37,446

Issued for acquisition of
 properties on July 24, 1998         1.75                              36,094        361                     62,804        63,165

Issued for consulting services
 On August 19, 1998                  1.69                              25,000        250                     41,937        42,187

Issued for consulting services
 on September 28, 1998               1.25                             261,000      2,610                    323,600       326,250

Issued for acquisition of
 properties on Nov. 4, 1998          1.50                           1,226,667     12,267                  1,827,734     1,840,001

Issued in settlement of
 accounts payable
 on December 21, 1998                3.00                                 474          5                      1,418         1,423

     The accompanying notes are an integral part of the financial statements

                           Vector Energy Corporation
                       STATEMENT OF STOCKHOLDERS' EQUITY
                   For the years ended April 30, 2000 and 1999

                                                Preferred Stock         Common Stock
                                            ---------------------- ---------------------                                Total
                                    Price    Number                  Number                Retained         Paid      Stockholders'
                                  per share of shares   Amount     of shares   Amount      Earnings      in capital     Equity
                                  --------- --------- ------------ ---------- ---------- -------------	-----------  --------------
Issued for consulting services
 on January 21, 1999                 0.88                             405,000      4,050                    350,325        354,375

Issued in settlement of
 accounts payable
 in February, 1999                   3.00                              12,774        128                     38,193         38,321

Issued for consulting services
 in March, 1999                      1.41                              90,000        900                    126,288        126,188

Net loss                                                                                  (2,405,704)                   (2,405,704)

Preferred stock dividends                                                                   (184,688)                     (184,688)
                                  --------- --------- ------------ ---------- ---------- -------------	 -----------  --------------
Balances as of
 April 30, 1999                               531,250 $  3,145,000  5,709,863 $2,128,680 $  (2,590,392) $ 2,791,670  $   5,474,958

Issued as loan extension fee
 in May, 1999                        1.13                             100,000      1,000                    111,500        112,500

Issued in settlement of
 accounts payable
 in May, 1999                        1.13                              28,809        288                     32,122         32,410

Issued to  third party as loan
 collateral fee in June, 1999        1.25                             279,000      2,790                    311,085        313,875

Issued in settlement of
 Accounts payable
 in June, 1999                       1.13                               2,000         20                      2,230          2,250

Issued for consulting services
 in July, 1999                       1.88                             280,000      2,800                    522,200        525,000

Issued for deferred payroll
 in July, 1999                       1.23                              55,020        550                     67,280         67,830

Conversion of previous
 Preferred Class C to
 Common, in August, 1999                        (625)    (47,500)      15,625     47,500                       -              -

Issued for consulting services
 in August, 1999                     1.31                               8,000         80                     10,420         10,500

Contingent consideration for
 Acquisition of properties
 in August, 1999                     2.38                             500,000      5,000                  1,182,500      1,187,500

Issued for consulting services
 in September, 1999                  1.54                           2,294,000     22,940                  3,430,665      3,453,605

Issued in settlement of
 Accounts payable
 in September, 1999                  2.38                              61,334        613                    145,055        145,668


   The accompanying notes are an integral part of the financial statements

                           Vector Energy Corporation
                       STATEMENT OF STOCKHOLDERS' EQUITY
                   For the years ended April 30, 2000 and 1999

                                                Preferred Stock         Common Stock
                                            ---------------------- ---------------------                                Total
                                    Price    Number                  Number                Retained         Paid      Stockholders'
                                  per share of shares   Amount     of shares   Amount      Earnings      in capital     Equity
                                  --------- --------- ------------ ---------- ---------- -------------	 -----------  -------------
Issued to bank as loan
 Amendment fee
 In September, 1999                  1.25                              50,000        500                     62,000         62,500

Issued for loan default fee
 In November, 1999                   1.19                             200,000      2,000                    235,500        237,500

Issued for consulting services
 in November, 1999                   0.72                             228,000      2,280                    161,458        163,738

Issued for consulting services
 in December, 1999                   0.42                             156,904      1,569                     63,924         65,493

Conversion of previous
 Preferred Class C to
 Common, in January, 2000                       (625)    (47,500)      15,625     47,500                       -              -

Issued for consulting services
 in January, 2000                    0.44                             200,000      2,000                     85,500         87,500

Issued for consulting services
 in February, 2000                   0.46                           2,700,000     27,000                  1,204,220      1,231,220

Conversion of previous
 Preferred Class AA to
 Common, in March, 2000                      (30,000) (3,000,000)   3,000,000     30,000                  2,970,000           -

Issued for accrued dividends
 On preferred stock
 In March, 2000                      0.37                             890,271      8,903                    320,497        329,400

Issued for consulting services
 in March, 2000                      1.00                           1,000,000     10,000                    990,000      1,000,000

Issued for acquisition of
 properties in March, 2000           1.00                             550,000      5,500                    554,500        550,000

Repurchase of common stock
 In March, 2000                      3.00                             (16,667)      (167)                   (49,833)       (50,000)

Issued for consulting services
 in April, 2000                      0.63                             250,000      2,500                    153,750        156,250

Sales of common stock
 for cash                            1.02                             673,973      6,740                    678,200        685,000

Net loss                                                                                  ( 8,417,837)                  (8,417,837)

Preferred stock dividends                                                                    (150,180)                    (150,180)
                                  --------- --------- ------------ ---------- ---------- -------------	------------  -------------
Balances as of
 April 30, 2000                               500,000 $     50,000 19,244,757 $2,358,716 $(11,158,409) $16,041,810   $   7,292,117
                                            ========= ============ ========== ========== ============= ============  =============

   The accompanying notes are an integral part of the financial statements

                          Vector Energy Corporation
                 Notes to Consolidated Financial Statements
                           April 30, 2000 and 1999

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

Oil and Gas Properties

The Company follows the full cost method of accounting for its oil and gas properties. All costs associated with property acquisition, exploration, and development activities are capitalized in a single, United States cost center. Internal costs directly identified with the acquisition, exploration and development activities of the Company are also capitalized. Capitalized costs are amortized on the unit-of-production basis using proved oil and gas reserves. Capitalized costs are limited to the present value of estimated future net revenues less estimated future expenditures using a discount factor of ten percent. Sales and abandonments of oil and gas properties are treated as reductions of the capitalized cost pool. At April 30, 2000 and 1999, there were no costs of unproved properties or major development projects included in the capitalized cost pool.

In accordance with Statement of Financial Accounting Standards No. 121
("SFAS 121") - Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of, the Company assesses the need for an impairment of capitalized costs of oil and gas properties on a combined basis, with separate consideration given to unproved properties and major development projects, of which there were none at April 30, 2000 and 1999. If impairment is indicated based upon undiscounted future cash flows, then an impairment is recognized to the extent that net capitalized costs exceed discounted expected future cash flows. No impairment was considered necessary for the years ended April 30, 2000 and 1999.


Other Property and Equipment

Other property and equipment of the Company consists primarily of computer equipment, vehicles and furniture and fixtures, which are depreciated over estimated useful lives, ranging from three to seven years, on a straight-line basis.

                         Vector Energy Corporation
          Notes to Consolidated Financial Statements (Continued)
                          April 30, 2000 and 1999

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

The following is a summary of all significant noncash investing and financing activities and payments made for interest and income taxes for the years ended April 30, 2000 and 1999:

                                                  Year Ended      Year Ended
                                                April 30, 2000  April 30, 1999
                                                --------------  --------------
Noncash activities:
   Common stock issued for compensation	        $      67,830   $   1,137,502
   Common stock isued for consulting fees       $   6,643,251   $        -
   Commmon stock issued for deferred loan cost  $     488,875   $        -
   Properties acquired for stock and
     assumption of liabilities	                 $   1,737,500   $  14,003,094
   Stock issued in settlement of
     accounts payable	                          $     245,821   $      77,190

Cash Payments:
   Interest                                     $     709,841   $     466,431
   Income Taxes                                 $        -      $        -


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

                         Vector Energy Corporation
           Notes to Consolidated Financial Statements (Continued)
                          April 30, 2000 and 1999

On November 4, 1998, the Company acquired various working interests in wells located in Louisiana, Texas and Oklahoma. To effect the transaction, the Company issued 1,226,667 shares of common stock, valued at $1,840,000, and a $120,000 non-interest bearing note payable to the sellers. In addition, the Company assumed $690,522 in bank debt and $600,954 in accounts payable. The Company has capitalized $15,145 in expenses incurred in conjunction with this transaction. The purchase and sale agreement also provides that the sellers may receive up to 500,000 additional shares of common stock based on the value of proved developed producing reserves attributable to the properties acquired, as determined by an independent engineering evaluation as of September 30, 1999. The Company was also required to expend a minimum of $500,000 in capital investment on the properties acquired within nine months or the Sellers would be entitled to receive an additional 500,000 shares' of common stock. Subsequently, the Company exchanged the working interests acquired in certain properties in Texas and $30,000 for additional working interests in the properties acquired in Louisiana. On August 23, 1999, the Company issued 500,000 shares of common stock valued at $1,187,500 to the Sellers under the terms of the purchase and sale agreement. The Company does not beleive that any additional shares will be issued to the Sellers.

On March 7, 2000, the Company closed a purchase and sale agreement with a company, which is a debtor in possesion in a Chapter 11 Bankruptcy. Under the agreement, the Company acquired all of the Bancrupt Debtor's interest in a block located in the Offshore Texas, Mustang Island Area for 550,000 shares of common stock valued at $550,000. In accordance with the agreement, the Company immediately repurchased 16,667 shares of common stock at $3.00 per share, for a total of $50,000, for payment of administrative expenses in the Bancruptcy proceeding. Under the terms of the agreement, in the event that the daily rate of production from the properties acquired averages at least 5,000 Mcf per day over a complete calendar month the seller has the right to put 150,000 shares of common stock to the Company at $3.00 per share. If the seller fails to exercise such right, the Company has the right to call 150,000 shares. of common stock at $3.00 per share. In addition, the Company may be required to issue a maximum of 370,000 additional shares of common stock to the seller based upon the required future development costs associated with properties acquired, as determined by an independent engineering firm.
In addition, the Company purchased $120,000 in secured debt from three of the sellers secured creditors for face value.

4. Oil and Gas Producing Activities

Set forth below is certain information regarding the aggregate capitalized costs of oil and gas properties, as of April 30, 2000 and 1999, and costs incurred in oil and gas property acquisition, development and exploration activities for the years ended April 30, 2000 and 1999:

                                                April 30, 2000  April 30, 1999
                                                --------------  --------------
Capitalized Costs:
   Proved properties                            $  16,083,311   $  14,696,056
   Unproven properties                                      0               0
   Accumulated dapreciation, depletion  and
      amortization                                   (446,562)       (237,908)
                                                --------------  --------------
                                                $  15,636,749   $  14,458,148
                                                ==============  ==============

                                                  Year Ended      Year Ended
                                                April 30, 2000  April 30, 1999
                                                --------------  --------------
Costs Incurred:
   Property acquisitions
      Proved properties                         $   1,737,500   $  14,005,343
      Unproven properties                                   0               0
   Development costs                                  146,779         360,713
   Exploration costs                                        0               0
                                                --------------  --------------
                                                $   1,884,279   $  14,696,056
                                                ==============  ==============

                          Vector Energy Corporation
             Notes to Consolidated Financial Statements (Continued)
                          April 30, 2000 and 1999

The following presents the results of operations of oil and gas producing activities for the period ended April 30, 2000 and 1999:

                                                  Year Ended      Year Ended
                                                April 30, 2000  April 30, 1999
                                                --------------  --------------
   Oil and Gas sales                            $   1,244,232   $     968,954
   Production costs                                  (747,676)       (847,823)
   Exploration                                              0               0
   Depreciation, depletion and amortization          (208,654)       (237,908)
   Impairment of oil and gas  properties                    0               0
                                                --------------  --------------
   Operating Income (Loss)                            287,902        (116,777)
   Income tax                                               0               0
                                                --------------  --------------
Net Income (Loss)                               $     287,902   $    (116,777)
                                                ==============  ==============

5. Notes Payable

Total debt at April 30, 2000 and 1999 consists of the following:
 Line-of-credit                                $  6,729,596     $  6,880,000
 Other                                              674,813          596,988

 Less current portion                             7,404,409        7,476,988
                                               -------------    -------------
                                               $          0     $          0
                                               =============    =============

Line of Credit

The Company has a $10 million revolving credit note with the First Union National Bank which terminates on March 15, 2001. Interest on the note is payable monthly at a floating rate which was 9.59% and 8.5650% at April 30, 2000 and 1999, respectively. The borrowing base under the note is determined periodically based upon the collateral value assigned to the mortgaged properties, and was $6,729,596 and $6,880,000 at April 30, 2000 and 1999,
respectively. The borrowing base may be redetermined at the Bank's sole discretion. Principle payments were scheduled at $125,000 per month beginning in December, 1999. In addition, the note places certain restrictions on the use of the revenues from the mortgaged properties. The Company does not anticipate that the borrowing base under the note can be increased without incurring development costs.

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

The bank waived default of all financial covenants through November 30, 1999. However, the Company has not made any of the scheduled principal payments, which were due beginning in December, 1999, with the execption of $10,000 per month which has been paid since June, 2000. The Company's failure to meet the scheduled principal payments constitutes an event of default under the note agreement. However, the bank has not issued a notice of default, and the Company is currently in negotiation' with the bank to restructure the loan. Accordingly, the Company has reflected thel entire line of credit amount as a current liability.

                       Vector Energy Corporation
         Notes to Consolidated Financial Statements (Continued)
                        April 30, 2000 and 1999

Other notes payable

The Company is obligated under a 10% promissory note payable to the brother of the Company's president. In conjunction with the issuance of the note, the Company issued a warrant to purchase 100,000 shares of the Company's common stock at $0.10 per share. Such warrant expires on October 30, 2008.
The note had an original maturity date of April 30, 1998, which was extended by the Company until October 30, 1999 by the issuance of 100,000 shares of common stock to the holder. Under the terms of the note, the Company issued an additional 200,000 shares of common stock to the holder due to its failure to pay the balance by the extended maturity date. The balance of principal and accrued interest at April 30, 2000 was $500,000 and $74,521. respectively and at April 30, 1999 was $500,000 and $24,384, respectively.

The Company is obligated under an unsecured non-interest bearing promissory note, payable in equal monthly installments of $10,000 per month. Interest has been accrued on this obligation at 8%. The outstanding balance on this note at April 30, 2000 and 1999 was $45,000 and $84,000, respectively.

The Company is obligated under unsecured installment notes, which were issued to various vendors in settlement of accounts payable. The notes, which bear interest at rates ranging from 0% to 13.6%, call for monthly payments totaling $13,684 and $3,288 at April 30, 2000 and 1999, respectively. The outstanding principal balances totaled $129,813 and $12,988 at April 30, 2000 and 1999, respectively.

6. Income Taxes

The Company has available at April 30, 1999 an approximate $2,400,000 unused operating loss carryforward that may be applied against future taxable income, and that expires in the year 2018. The tax benefit of unused operating loss carryforwards of approximately $816,000 has been offset by a full valuation allowance.

7. Stockholder's Equity

Preferred Stock

The Company has 20,000,000 authorized shares of preferred stock of which 30,000 shares are designated as Class AA Cumulative Convertible Preferred Stock(Class AA Preferred Stock), par value $100.00 per share. The holders of the Class AA Preferred Stock are entitled to receive a 6%, or $6.00 per share cumulative cash dividend payable quarterly. The 6% Class AA Preferred
Stock is redeemable in whole, but not in part, at the option of the Corporation by unanimous resolution of its Board of Directors at any time after December 31, 1998, at $100 per share, plus all dividends accrued and unpaid up to the date fixed for redemption. The Class AA Preferred Stock may also be converted at the option of each holder, into 100 fully paid and non-assessable shares of the Corporation's common stock, no par value per share. Each share of Class AA Preferred Stock is entitled to cast a number of votes equal to the number of shares of common stock into which the Class AA Preferred Stock is convertible. As of April 30, 1999, 30,000 shares of the Class AA Preferred Stock was issued and outstanding. On March 1, 2000, all of the outstanding Class AA Preferred Stock was converted into common stock. As of April 30, 1999, dividends totaling $180,000 ($6.00 per share) had been accrued, but remained unpaid. Simultaneously with the conversion of the Class AA Preferred Stock, the Company issued 890,271 shares of common stock in settlement of accured and unpaid dividends totaling $329,400 ($10.98 per share).

The Company is authorized to issue 500,000 shares of Class B Preferred Stock, par value $1.00 per share. Class B Preferred Stock is subordinate to Class AA 6% Preferred Stock in priority, both of which are senior to any and all capital stock. The holders of Class B Preferred Stock are not entitled to receive any dividends. As of April 30, 2000 and 1999 500,000 shares of the Class B Preferred Stock were issued and outstanding. The Class B Preferred Stock is redeemable in whole, but not in part, at the option of the Corporation by resolution of the Corporation's Board of Directors at anytime at $1.00 per share. Each share of Class B Preferred Stock has the voting rights equal to 100 shares of the Company's common stock. The holders of Class B shares are entitled to elect at least two directors to the Board of Directors of the Corporation. The holders of Class B Preferred Stock voting as a class will have the right to remove without cause at any time and replace any director such holders have elected.

                       Vector Energy Corporation
         Notes to Consolidated Financial Statements (Continued)
                            April 30, 1999

The Company is authorized to issue out of the 20,000,000 authorized shares of preferred stock, 10,000 shares of Class C Cumulative Convertible Preferred Stock (Class C Preferred Stock). Class C Preferred Stock has a par value of $100.00 per share and is entitled to receive cumulative cash dividends at the annual rate of 5%, or $5.00 per share, payable quarterly at the rate of $1.25 per share. Class C Preferred Stock is redeemable in whole, but not in part by unanimous resolution of the Board of Directors at any timeafter
July 31, 1999, at the rate of $100.00 per share plus all dividends accrued and unpaid at such date. Class C Preferred Stock has no voting rights.
Class C Preferred Stock is subordinate to all other shares of preferred stock in priority. The Class C Preferred Stock may be converted into common stock at the option of the shareholder at the rate of 25 common shares to one share of Class C Preferred Stock. At any time on or after July 31, 1999, each holder of shares of the 5% Preferred Stock may, at such holders option, tender any or all such shares for redemption at the rate of $100.00 per share plus all dividends accrued and unpaid up to the redemption date. As of April 30, 1999, 1,250 shares of Class C Preferred Stock were issued and outstanding. On August 4, 1999, 625 shares of Class C Preferred Stock were converted into common stock and, on January 16, 2000, the remaining 625 shares of Class C Preferred Stock were converted into common stock. As of April 30, 1999, dividends of $4,687.50 ($3.75 per share) had been accrued, but remained unpaid.

Common Stock

The Company has 100,000,000 shares of authorized common stock, of which 19,244,757 and 5,709,863 shares wereissued and outstanding at April 30, 2000 and 1999, respectively.

Stock Options and Warrants

In December 1998, The Company granted options to certain key employees of the Company to purchase 500,000 shares of The Company's common stock at the purchase price of $1.00 per share. These options may be exercised at any time from May 1, 1999 until their expiration on May 1, 2009 and are non-transferable. In March 2000, the Company granted options to certain key employees of the Company to purchase 1,242,000 shares of the Company's common stock at the purchase price of $0.50 per share. These options may be exercised at any time from April 1, 2000 until thier expiration on March 2, 2005. The options, which were issued at a price equal to or exceeding the market value of the underlying stock on the date of the grant, are not intended to qualify as incentive stock options under Internal Revenue Code Section 422. The Company has applied Accounting Principles Board No. 25 Accounting for Stock Issued to Employees, and related interpretations in accounting for these options.

The Company has considered the effect of recognizing compensation cost pursuant to the provisions of Statement of Financial Accounting Standards
No. 123, Accounting for Stock Based Compensation (SFAS No. 123). Using a Black Scholes option pricing model, net loss would have been increased to the pro forma amounts as follows for the years ended April 30, 2000 and 1999:

                                            2000             1999
                                           ------           -----
Assumptions Used:
   Expected Life (Years)                      3               3
   Stock Volatiltiy                          66%             47%
   Dividends                                None            None
   Risk Free Interest Rate                  6.75%           6.50%

Net Loss:
   As reported                           $(8,417,837)   $ (2,405,704)
   Proforma           	                  $(8,419,907)   $ (2,595,704)

Also outstanding at April 30, 2000 and 1999 are a warrants for the purchase of 400,000shares of the Company's common stock at a purchase price of $0.10 per share. The warrants expire in May and November of 2008.

                       Vector Energy Corporation
           Notes to Consolidated Financial Statements (Continued)
                        April 30, 2000 and 1999

8. Significant Customers

The Company currently markets the oil and gas production from its properties to fourteen customers, one of which represents sales in excess of 10% of the Company's total oil and gas revenues. This one customer represents approximately 46% of the Company's total oil and gas revenues. During the year ended April 30, 1999, the Company marketed the oil and gas production from its properties to twelve customers, three of which represented sales in excess of 10% of the Company's total oil and gas revenues. The three customers combined represented approximately 53% of the Company's total oil and gas revenues. The availability of oil and gas purchasers is such, however, that any customer discontinuing purchases from the Company could almost assuredly be replaced by another buyer.

9. Related Party Transactions

During the years ended April 30, 2000 and 1999, the Company sublet office space from a related party for $2,283 per month. Subsequent to year end, such lease terminated and the Company vacated the office space.

During the year ended April, 30, 2000, an officer and director of the Company made unsecured advances totaling $145,992 to the Company.

10.	Risk Management

The Company's market risk exposures relate primarily to commodity prices and interest rates. Therefore, the Company periodically uses commodity price swaps to hedge the impact of natural gas price fluctuations and uses interest rate swaps to hedge interest rates on floating rate debt. The Company does not engage in activities using complex or highly leveraged instruments. These instruments are generally put in place to limit risk of adverse natural gas price or interest rate movements, however, these instruments usually limit future gains from favorable natural gas prices or lower interest rates. Recognition of realized gains or losses in the Statement of Operations are deferred until the underlying physical product is purchased or sold. Unrealized gains or losses on derivative financial instruments are not recorded. The cash flow impact of derivative and other financial instruments is reflected as cash flows from operating activities in the Statement of Cash Flows.

11.   Going Concern

As shown in the financial statements, the Company incurred a net losses of approximately $8,400,000 and $2,400,000 for the years ended April 30, 2000 and 1999, respectively. Current liabilities exceeded current assets by approximately $8,898,000 and $9,382,000 at April 30, 2000 and 1999,
respectively. Amounts outstanding and payable to creditors are in arrears and the Company is in negotiations with creditors to obtain extensions and settlements of outstanding amounts. Of the $7,292,117 and $5,659,646 in shareholders' equity at April 30, 2000 and 1999, respectively, $15,636,749 and $14,458,148, respectively is attributable to the Company's investment in oil and gas properties. Such properties, as discussed in Note 4, generated a loss from operations for the year ended April 30, 1999. Although the properties generated operating income for the year ended April 30, 2000, Management anticipates that significant additional expenditures will be necessary to develop the properties, which consist of only proved reserves, before significant positive operating cash flows will be achieved. These factors are an indication that the Company may be unable to continue in existence.

Management's plans to alleviate these conditions include the renegotiation of certain trade payables, settlements of debt amounts with stock, deferral of certain time payments, and sales of properties, as considered necessary by management. In addition, management is pursuing business partnering arrangements for the acquisition and development of additional properties as well as debt and equity funding through private placements.

The accompanying financial statements are prepared as if the Company will continue as a going concern. They contain none of the adjustments, including adjustments to recorded assets and liabilities, which might be necessary if the Company were unable to continue.

                         Vector Energy Corporation
         Notes to Consolidated Financial Statements (Continued)
                         April 30, 2000 and 1999

12. Oil and Gas Reserves Information (Unaudited)

The estimates of proved oil and gas reserves utilized in the preparation of the financial statements were estimated internally by the Company in accordance with guidelines established by the Securities and Exchange Commission and the Financial Accounting Standards Board, which require that reserve reports be prepared under existing economic and operating conditions with no provision for price and cost escalation except by contractual agreement. All of the Company's reserves are located in the continental United States.

Future prices received for production and future production costs may vary, perhaps significantly, from the prices and costs assumed for purposes of these estimates. There can be no assurance that the proved reserves will be developed within the periods indicated or that prices and costs will remain constant. There can be no assurance that actual production will equal the estimated amounts used in the preparation of reserve projections.
In accordance with the Securities and Exchange Commission's guidelines, the Company's internal petroleum engineers' estimates of future net cash flows from the Company's proved properties and the present value thereof are made using oil and natural gas sales prices in effect as of the dates of such estimates and are held constant throughout the life of the properties. Average prices used in estimating the future net cash flows were $25.71 per barrel of oil and $2.89 per Mcf of gas and $14.73 per barrel of oil and $1.85 per Mcf of natural gas for at April 30, 2000 and 1999, respectively.

There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and timing of development expenditures. Oil and gas reserve engineering must be recognized as a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact way, and estimates of other engineers might differ materially from those shown below. The accuracy of any reserve estimate is a function of the quality of available data and engineering and geological interpretation and judgment. Results of drilling, testing and production after the date of the estimate may justify revisions.
Accordingly, reserve estimates are often materially different from the quantities of oil and gas that are ultimately recovered. Reserve estimates are integral in management's analysis of impairments of oil and gas properties and the calculation of depreciation, depletion and amortization on those properties.

Within the next twenty-four months it is the Company's intention to have all then existing reserves reviewed by independent third party engineers. It is likely that such a review will result in substantially different reserve estimates than would result from an internal review. Such estimates may be substantially lower than those made by the Company's engineering staff and could result in material write downs in reserve values.

	                                           Oil   	   Gas
	                                          (Bbls)	   (Mcf)
                                          --------  --------
	                                           (in thousands)
	Proved Reserves:
	Estimated Quantities - April 30, 1998	      -  	      -
	Acquisitions	                                603	   24,542
	Production	                                  (16)	    (415)
	Revisions	                                 2,976	  (10,429)
                                          --------	 --------
 Estimated Quantities - April 30, 1999	     3,563	   13,698
 Acquisitions                                 344    23,823
 Sales of Reserves in Place                   (24)   (2,331)
 Production                                    (9)     (391)
 Revisions                                    (17)   (3,023)
                                          --------  --------
Estimated Quantities - April 30, 2000       3,857    31,776
                                          ========  ========
	Proved Developed Reserves:
 April 30, 2000                               381    24,378
	April 30, 1999	                              173	   13,211

                       Vector Energy Corporation
         Notes to Consolidated Financial Statements (Continues)
                       April 30, 2000 and 1999

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves:

                                              As of April 30,
                                              2000        1999
                                           ----------  ----------
                                               (in thousands)

        Future cash inflows                $ 190,898   $  77,841
        Future production costs              (34,850)    (17,850)
        Future development costs             (14,443)    (10,064)
                                           ----------  ----------
        Future net cash flows                141,605      49,927
        10% annual discount for
           estimating timing of
           cash flows                        (67,092)    (28,708)
                                           ----------  -----------
        Standardized measure of
           discounted future
           net cash flows                  $  74,513   $  21,219
                                           ==========  ==========

                                            Year Ended April 30,
                                              2000        1999
                                           ----------  ----------
                                               (in thousands)
	Standardized measure of discounted
   Future net cash flows, beginning
   of year                                 $  21,219   $    -

	Changes due to operations:
   Sales, net of production costs               (497)       (121)
   Net changes in prices, net of
     production costs                         18,916       3,442
   Development costs incurred                    147         691
   Revisions of quantity estimates              (616)     (1,479)
   Acquisitions                               37,306      18,310
   Sales of reserves                          (1,270)       -
   Changes in production rates,
     timing and other                          1,654       2,702
   Accretion of discount                       2,022       1,432
                                           ----------  ----------
 Standardized measure of discounted
   Future net cash flows, end of year      $  74,513   $  21,219
                                           ==========  ==========

                                  F-19