Form 10QSB
period 2000-10-31
VECTOR ENERGY CORP /TEXAS/
filed 2000-12-26
CIK 1036265

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                Form 10-QSB

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITITES
     EXCHANGE ACT OF 1934.	For the quarter ended October 31, 2000

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

At December 18, 2000 there were 25,823,216 shares of no par value common stock outstanding.

Transitional Small Business Disclosure Format (Check one)	Yes [  ] No [X].

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

The unaudited financial statements of the Company appearing at page F-1 through F-10 hereof are incorporated by reference.

Item 2.   Management's Discussion and Analysis or Plan of Operation

On October 31, 2000, The Company had a working capital deficit of $8,798,079. This is primarily due to net payables assumed in the acquisition of oil and gas properties, and the classification of the Company's secured debt as current. The Company has begun to settle many of the assumed payables for a combination of cash and the Company's common stock. Management believes that they will be able to continue this. On November 4, 1998, the Company entered into an asset acquisition transaction by which the Company acquired the right, title, and interest in certain oil, gas, and mineral leases and working interests in approximately fifteen producing oil and gas wells located in Oklahoma, Louisiana and Texas. The transaction consisted of a purchase and sale agreement with Texas Energy and Environmental, Inc. and Cougar Oil and Gas, Inc. (collectively the "Sellers"). In conjunction with the asset acquisition transaction, the Company executed an amended and restated credit agreement with its lender whereby its borrowing base was increased by $800,000. On November 4, 1998, the Company drew down the additional $800,000 and used the proceeds to repay the bank debt and certain of the other liabilities assumed in the asset acquisition transaction. In addition, the Company borrowed $500,000 from a stockholder under a six-month promissory note. Such note bears interest at 10% per annum and is subordinate to the Company's credit agreement. The holder of the promissory note received warrants to purchase 100,000 shares of the Company's common stock at $.10 per share. Such warrants expire ten years from the date granted. The holder of the note is entitled to receive 300,000 shares of the Company's common stock under certain provisions extending the term of the note. The note also provides that the Company will use its best efforts to raise additional equity capital, and any capital so raised shall be used to repay the promissory note.

Liquidity and Capital Resources

The secured debt assumed by the Company is a $10,000,000 revolving credit note which terminates on March 15, 2001. Interest on the note is payable monthly at a floating rate which is was 10.14% at October31, 2000. The borrowing base under the note is determined periodically based upon the collateral value assigned to the mortgaged properties, and is currently $6,689,596. Principal payments were scheduled at $10,000 per month and increasing to $75,000 per month beginning on February 15, 1999 and $125,000 per month beginning May 15, 1999. In addition, the note placed certain restrictions on the use of the revenues from the mortgaged properties, required the Company to satisfy the net accounts payable assumed by May 31, 1999 and required the expenditure of $300,000 on the development of the mortgaged properties by April 14, 1999. The Company does not anticipate that the borrowing base under the note can be increased without incurring development costs which are significantly greater than those required under the terms of the note.

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

Item 5.   Other Information

None

Item 6.   Exhibits and Reports on Form 8-K

(a) Exhibit 27 - FINANCIAL DATA SCHEDULE

(b) Reports on Form 8-K

    None

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


						VECTOR ENERGY CORPORATION
						(Registrant)


						By	/S/ Randal B. McDonald, Jr
					    -----------------------------
          			Randal B. McDonald, Jr.
								     Chief Financial Officer
							      Principal Financial and Accounting Officer

						Date:	 December 20, 2000


						By	/S/ Stephen F. Noser
							  -----------------------------
	            Stephen F. Noser
								     President
							      Principal Executive Officer

						Date: 	December 20, 2000

									               Vector Energy Corporation


                          FINANCIAL STATEMENTS

                            October 31, 2000

                             (Unaudited)

                                CONTENTS




UNAUDITED CONSOLIDATED BALANCE SHEET - ASSETS						               F-3 to F-4

UNAUDITED CONSOLIDATED STATEMENT OF INCOME                 			         F-5

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOW						                    F-6

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS				          F-7 to F-10

                         Vector Energy Corporation
                        CONSOLIDATED BALANCE SHEET
										                   October 31, 2000
                               (Unaudited)




		ASSETS

CURRENT ASSETS
     Cash                          							               $   	 266,948
					Revenue accounts receivable 							                       380,358
     JIB accounts receivable                                   116,136
                                                         -------------
	         Total current assets							                          763,442
                                                         -------------
PROVED OIL AND GAS PROPERTIES USING THE
   FULL COST METHOD OF ACCOUNTING                           16,320,357

   Less accumulated depreciation, depletion,
  			amortization and impairment	                     			      502,552

                                                         -------------
	    Net oil and gas properties 							                     15,817,805
										                                               -------------

OTHER ASSETS
   Other property and equipment, less accumulated
     depreciation of $37,150                                    57,744
   Long term accounts receivable                               197,235
   Deferred loan costs - net                                   122,866
   Other assets                                                 16,432
                                                         -------------
      Total other assets                                       394,277
                                                         -------------

						                                 	                 $  16,975,524
										                                               =============

The accompanying notes are an integral part of the financial statements

                       Vector Energy Corporation
                      CONSOLIDATED BALANCE SHEET
                            October 31, 2000
                             (Unaudited)

   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Line of Credit                                						$  	6,689,596
					Notes payable								                                     608,645
     Production payments payable                               100,000
     Accounts payable - trade                                  995,295
     Royalties payable                                         429,602
     Working interest revenues payable                         200,075
     Taxes payable                                             134,327
     Advances from related party                               152,992
     Accrued payroll                                           109,279
     Accrued interest                                          141,710
                                                         -------------
							Total current liabilities                             9,341,833
                                                         -------------

STOCKHOLDERS' EQUITY
     Preferred stock class AA, 6% cumulative
        convertible; $100.00 par value per share,
        30,000 shares authorized;
        no shares issued and outstanding			                     -
     Preferred stock class B, noncumulative
        nonconvertible; $1.00 par value per share,
        500,000 shares authorized;
        500,000 shares issued and outstanding                   50,000
     Preferred stock class C, 5% cumulative
        convertible; $100 par value per share,
        10,000 shares authorized;
        no shares issued and outstanding                          -
     Common stock, no par value; 100,000,000
        shares authorized; 25,255,911 shares issued
        and	outstanding	at October 31, 2000		                2,418,828
     Additional paid in capital								                     17,467,064
     Retained earnings							                              (12,521,889)
      								                                            -------------
     Total stockholders' equity							                       7,414,003
                                                          -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    					       $ 16,975,524
								                                                  =============






  The accompanying notes are an integral part of the financial statements.

                       Vector Energy Corporation
                     CONSOLIDATED STATEMENT INCOME
                   Six Months Ended	October 31, 2000
                             (Unaudited)


REVENUES
   Oil sales				                                       $   130,171
   Gas sales                                               727,516
   Production byproducts                                    14,464
   Interest income                                              66
                                                       ------------
      Total revenues                                       872,218
                                                       ------------

EXPENSES
   Production taxes  					                                  30,542
   Lease operating expense						                           297,632
   Depletion of oil and gas properties 					                55,990
   Interest expense                                        379,750
   General and administrative expense 						             1,471,783
                                                       ------------
       Total expenses 				                               2,235,697
                                                       ------------

NET LOSS					                                          $(1,363,480)
                                                       ============

NET LOSS PER COMMON SHARE
   Basic					                                          $     (0.06)
										                                             ============

WEIGHTED AVERAGE NUMBER SHARES	OUTSTANDING 						       21,753,469
                                                       ============

  The accompanying notes are an integral part of the financial statements.

                        Vector Energy Corporation
                  CONSOLIDATED STATEMENT OF CASH FLOW
                   Six Months Ended October 31, 2000
                              (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss				                                               $(1,363,480)
	    Adjustments to reconcile net loss to
     net cash used by operating activities:
		        Depletion of oil and gas properties				                  55,990
          Amortization expense                                    175,218
          Depreciation expense                                     10,126
          Stock issued for consulting fees                        989,220
          Increase in accounts receivable                        (102,263)
          Increase in other assets                                 (9,506)
          Increase in accounts payable                             39,337
          Increase in royalties and revenues payable              246,714
          Increase in other current liabilities                    90,255
                                                              ------------
              Net cash provided by operating activities           131,611
                                                              ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Sales of oil and gas properties                               30,000
	    Development costs incurred                                  (170,670)
     Purchase of fixed assets                                     (16,349)
                                                              ------------
              Net cash used by investing activities			           (157,019)
                                                              ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Payment on line of credit					                               (40,000)
     Note repayments                                              (21,168)
     Borrowings under production payments                         100,000
     Advances from related party                                    7,000
     Stock sales                                                  140,506
                                                              ------------
		             Net cash provided by financing activities				      186,338
                                                              ------------
NET INCREASE IN CASH
  AND CASH EQUIVALENTS 					                                      160,930

CASH AND CASH EQUIVALENTS,
	    BEGINNING OF PERIOD			                                       106,018
                                                              ------------

CASH AND CASH EQUIVALENTS,
	    END OF PERIOD				                           	            $   266,948
                                                              ============

  The accompanying notes are an integral part of the financial statements.

			                     Vector Energy Corporation
             Notes to Unaudited Consolidated Financial Statements
                               October 31, 2000


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

Oil and Gas Properties

The Company follows the full cost method of accounting for its oil and gas properties. All costs associated with property acquisition, exploration, and development activities are capitalized in a single, United States cost center. Internal costs directly identified with the acquisition, exploration and development activities of the Company are also capitalized. Capitalized costs are amortized on the unit-of-production basis using proved oil and gas reserves. Capitalized costs are limited to the present value of estimated future net revenues less estimated future expenditures using a discount factor of ten percent. Sales and abandonments of oil and gas properties are treated as reductions of the capitalized cost pool. At October 31, 2000, there were no costs of unproved properties or major development projects included in the capitalized cost pool.

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

                       Vector Energy Corporation
     Notes to Unaudited Consolidated Financial Statements (Continued)
                             October 31, 2000

Organizational Costs

Certain organizational costs incurred by the Company have been capitalized and are being amortized over a sixty-month period.

Statement of Cash Flows

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

The following is a summary of all significant noncash investing and financing activities and payments made for interest and income taxes for the three months ended October 31, 2000:

Noncash activities:
     Common stock issued for consulting fees	                   $   989,220
     Common stock issued for development of properties          $    58,329
     Common stock issued in settlement of accounts payable	     $   259,264
     Common stock issued for oil and gas properties             $    38,047

Cash payments
    	Interest        	                                          $   345,360

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

Line of Credit

The Company has a $10 million revolving credit note with the First Union
National Bank which terminates on March 15, 2001. Interest on the note is payable monthly at a floating rate which was 10.14% at October 31, 2000. The borrowing base under the note is determined periodically based upon the collateral value assigned to the mortgaged properties, and is currently
$6,689,596. The borrowing base may be redetermined at the Bank's sole discretion. Principle payments are scheduled at $125,000 per month. In addition, the note places certain restrictions on the use of the revenues from the mortgaged properties. The Company does not anticipate that the


                      Vector Energy Corporation
       Notes to Unaudited Consolidated Financial Statements (Continued)
                             October 31, 2000

borrowing base under the note can be increased without incurring development costs which are significantly greater than those required under the terms of the note.

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

Notes payable

The Company is obligated under a 10% promissory note payable to the brother of the Company's president. In conjunction with the issuance of the note, the Company issued a warrant to purchase 100,000 shares of the Company's common stock at $0.10 per share. Such warrant expires on October 30, 2008.
The note had an original maturity date of April 30, 1998, which was extended by the Company until October 30, 1999 by the issuance of 100,000 shares of common stock to the holder. Under the terms of the note, the Company issued an additional 200,000 shares of common stock to the holder due to its failure to pay the balance due by the extended maturity date. The balance of principal and accrued interest at October 31, 2000 was $500,000 and $99,726, respectively.

The Company is obligated under unsecured installment notes, which were issued to various vendors in settlement of accounts payable. The notes, which bear interest at rates ranging from 0% to 13.6% call for monthly payments totaling
$11,484 at October 31, 2000.  The outstanding principal balances totaled
$108,645 at October 31, 2000.

Stockholder's Equity

 Preferred Stock
The Company has 20,000,000 authorized shares of preferred stock of which 30,000 shares are designated as Class AA Cumulative Convertible Preferred
Stock, par value $100.00 per share.  The holders of the Class AA Cumulative
Convertible Preferred Stock are entitled to receive a 6%, or $6.00 per share cumulative cash dividend payable quarterly. As of October 31, 2000 no shares of the Class AA Cumulative Convertible Preferred Stock were issued and outstanding. The 6% Class AA Cumulative Convertible Preferred Stock is redeemable in whole, but not in part, at the option of the Corporation by

                       Vector Energy Corporation
     Notes to  Unaudited Consolidated Financial Statements (Continued)
                            October 31, 2000

unanimous resolution of its Board of Directors at any time after December 31, 1998, at $100 per share, plus all dividends accrued and unpaid up to the date fixed for redemption. The Class AA Cumulative Convertible
Preferred Stock may also be converted at the option of each holder, into 100 fully paid and non-assessable shares of the Corporation's common stock, no par value per share. Each share of Class AA Preferred Stock is entitled to cast a number of votes equal to the number of shares of common stock into which the Class AA Preferred Stock is convertible.

The Company is authorized to issue 500,000 shares of Class B Preferred Stock, par value $1.00 per share. Class B Preferred Stock is subordinate to Class AA
6% Preferred Stock in priority, both of which are senior to any and all capital stock. The holders of Class B Preferred Stock are not entitled to receive any dividends. As of October 31, 2000 500,000 shares of the Class B
Preferred Stock were issued and outstanding. The Class B Preferred Stock is redeemable in whole, but not in part, at the option of the Corporation by resolution of the Corporation's Board of Directors at anytime at $1.00 per share. Each share of Class B Preferred Stock has the voting rights equal to 100 shares of the Company's common stock. The holders of Class B shares are entitled to elect at least two directors to the Board of Directors of the Corporation. The holders of Class B Preferred Stock voting as a class will have the right to remove without cause at any time and replace any director such holders have elected.

The Company is authorized to issue out of the 20,000,000 authorized shares of preferred stock, 10,000 shares of Class C Cumulative Convertible Preferred
Stock (Class C Preferred Stock).  Class C Preferred Stock has a par value of
$100.00 per share and is entitled to receive cumulative cash dividends at the annual rate of 5%, or $5.00 per share, payable quarterly at the rate of $1.25 per share. As of October 31, 2000 no shares of Class C Preferred Stock were issued and outstanding. Class C Preferred Stock is redeemable in whole, but not in part by unanimous resolution of the Board of Directors at any time after July 31, 1999, at the rate of $100.00 per share plus all dividends accrued and unpaid at such date. Class C Preferred Stock has no voting rights. Class C Preferred Stock is subordinate to all other shares of preferred stock in priority. The Class C Preferred Stock may be converted into common stock at the option of the shareholder at the rate of 25 common shares to one share of Class C Preferred Stock. At any time on or after July 31, 1999, each holder of shares of the 5% Preferred Stock may, at such holders option, tender any or all such shares for redemption at the rate of $100.00 per share plus all dividends accrued and unpaid up to the redemption date.

Stock Options and Warrants

In August 2000, the Company granted options to certain key employees of the Company to purchase 1,880,000 shares of the Company'scommon stock at the purchase price of $0.23 per share. These options may be exercised at any time until their expiration on August 25, 2005 and are non-transferable.
The options, which were issued at a price equal to or exceeding the market value of the underlying stock on the date of grant, are not intended to qualify as incentive stock options under Internal Revenue Code Section 422.
The Company has applied Accounting Principles Board No. 25, Accounting for
Stock Isued to Employees, and related interpretations in accounting for these options.

Also outstanding at July 31, 2000 are warrants for the purchase of 400,000 shares of the Company's common stock at a purchase price of $0.10 per share.
The warrants expire in May and November of 2008.



