Form 10QSB
period 2001-01-31
VECTOR ENERGY CORP /TEXAS/
filed 2001-03-26
CIK 1036265

===============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITITES EXCHANGE ACT OF 1934. For the quarter ended January 31, 2001

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934




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

                          11757 Katy Freeway, Suite 950
                              Houston, Texas 77079
                     (Address of principal executive office)

                                 (281) 589-2526
                           (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court Yes |_| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

At March 20, 2001 there were 30,322,786 shares of no par value common stock outstanding.

Transitional Small Business Disclosure Format (Check one) Yes |_| No |X|

===============================================================================

                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

The unaudited financial statements of the Company appearing at page F-1 through F-11 hereof are incorporated by reference.

Item 2.     Management's Discussion and Analysis or Plan of Operation

On January 31, 2001, The Company had a working capital deficit of $ 5,116,049. This is primarily due to net payables assumed in the acquisition of oil and gas properties, and the classification of the Company's secured debt as current. The Company has begun to settle many of the assumed payables for a combination of cash and the Company's common stock. Management believes that they will be able to continue this. On November 4, 1998, the Company entered into an asset acquisition transaction by which the Company acquired the right, title, and interest in certain oil, gas, and mineral leases and working interests in approximately fifteen producing oil and gas wells located in Oklahoma, Louisiana and Texas. The transaction consisted of a purchase and sale agreement with Texas Energy and Environmental, Inc. and Cougar Oil and Gas, Inc. (collectively the "Sellers"). In conjunction with the asset acquisition transaction, the Company executed an amended and restated credit agreement with its lender whereby its borrowing base was increased by $800,000. On November 4, 1998, the Company drew down the additional $800,000 and used the proceeds to repay the bank debt and certain of the other liabilities assumed in the asset acquisition transaction. In addition, the Company borrowed $500,000 from a stockholder under a six-month promissory note. Such note bears interest at 10% per annum and is subordinate to the Company's credit agreement. The holder of the promissory note received warrants to purchase 100,000 shares of the Company's common stock at $.10 per share. Such warrants expire ten years from the date granted. The holder of the note is received 300,000 shares of the Company's common stock under certain provisions extending the term of the note.

Liquidity and Capital Resources

On October 19, 2000, the Company sold 543,197 shares of common stock together with a warrant to purchase 543,197 shares of common stock at $0.50 per share and an undivided 2.2% working interest in two nonproducing oil and gas wells to a private investor for a total consideration of $100,000.00 in cash. The investor is also entitled to recoup his investment out of future production from the wells, if any. On October 19, 2000, the closing price of the common stock was $0.24 per share. The proceeds of this transaction will be used to fund development of the Mustang Island Properties.

On October 27, 2000, the Company sold 407,398 shares of common stock together with a warrant to purchase 407,398 shares of common stock at $0.50 per share and an undivided 2.2% working interest in two nonproducing oil and gas wells to a private investor for a total consideration of $100,000.00 in cash. The investor is also entitled to recoup his investment out of future production from the wells, if any. On October 27, 2000, the closing price of the common stock was $0.155 per share. The proceeds of this transaction will be used to fund development of the Mustang Island Properties.

Both of the transactions in October 2000 have be treated by the Company as loans repayable out of production for accounting purposes. The stock issued was booked at its fair market value and is being treated as a loan cost to be amortized over the life of the loan.

On December 27, 2000, the Company sold certain interest in 5 wells located in McClain, Oklahoma and undivided 10% interest in 6 wells located on the Mustang Island Property to Old Jersey Oil Ventures, LLC. for $1,000,000.00. The brother of the President of the Company is a principal in Old Jersey Oil Ventures, LLC. At the same time Old Jersey Oil Ventures LLC, as holder of $591,849.41 in indebtedness owed by the Company, agreed to exchange such indebtedness for 3,945,663 shares of the Company's common stock. This represented a price of $0.15 per share. On December 27, 2000, the closing price of the common stock was $0.125. Old Jersey Oil Ventures, LLC also exercised warrants to purchase 400,000 shares of the Company's common stock at $0.10 per share. All shares issued to Old Jersey Oil Ventures, LLC. were issued in a private transaction and may only be transferred in a private transaction or pursuant to an applicable exemption to the registration requirements. The Company is under no obligation to register such shares. The proceeds of this transaction were used as follows: $250,000.00 to make payments to general creditors; $300,000.00 to make a principal payment to the lender under the Company's secured indebtedness as a condition to the lender's agreement to enter into the fifth amendment to the credit agreement described below; $50,000 reserved for capital investment on properties owned by the Company in St. Mary's Parish, Louisiana; and $400,000.00 reserved to pay the costs of this registration and to pay principal and interest due under the Company's credit agreement.

On December 27, 2000, the company entered into the Fifth Amendment to its credit agreement. As a result of that agreement, the Company's indebtedness has been reduced to $3,369,595.81. This indebtedness is payable in (a) three (3) monthly installments of $31,250.00 from January 15, 2001 through March 15, 2001; (b) seven (7) monthly installments of $125,000.00 from April 15, 2001 through October 15, 2001 and (c) a final installment of $2,400,845.81 due November 15, 2001. No further borrowings are available. All financial covenants have been removed. As a part of this amendment, the Company issued 3,000 shares of Class A-1 Cumulative Convertible Preferred Stock to its lender in exchange for $3,000,000 in outstanding indebtedness and pledged its interest in the Mustang Island Properties as additional collateral to the lender. Under the terms of the preferred stock, the holder of such stock is required to convert the preferred stock into shares of common stock immediately upon the registration of the common stock. Each share of preferred stock converts into an number of Initial Shares equal to $1,000 worth of common stock at a price equal to the lesser of
(i) $0.50 per share or (ii) ninety percent (90%) of the Average Market Price. The Average Market Price is defined as the average of the highest bid and lowest asked prices of the common stock over a period of twenty-one consecutive Trading Days ending on the Trading Day immediately prior to the date of conversion. In addition, following conversion, the holder of each preferred share prior to conversion will also be entitled to receive a number of Contingent Shares equal to one hundred ten percent (110%) of the Liquidation Value of such share divided by the Average Market Price on the first anniversary of the Conversion Date minus the number of Initial Shares. The Liquidation Value is an amount equal to all declared and unpaid dividends and distributions, in any, on the preferred stock plus $1,000. The Company is required to register the resale of the common stock with the Securities and Exchange Commission. On December 27, 2000 the closing price of the Common Stock, which is quoted on the Electronic Bulletin Board under the symbol "VECT", was $0.125 per share.

For the past twelve months, the Company's oil and gas revenues have been sufficient to satisfy its oil and gas operating expenses and a portion of the interest payments. The Company's general and administrative expenses, development costs and the remainder of the interest payments have been funded primarily from the proceeds from the sale of stock. Pursuant to the Fifth Amendment to the Credit Agreement, the Company has escrowed $400,000.00 to pay the costs of this registration statement and principal and interest due pursuant to the Fifth Amendment. The Company anticipates this amount will be sufficient to pay all such amounts through March 2001. The company anticipates that wells currently being brought into production will be sufficient to meet its obligations after March 2001. However, there can be no assurance that this will occur. It may be that an additional equity funding will be required to meet the current needs of the Company. Any inability of the Company to raise additional capital under such circumstances will limit the development of most of its oil and gas properties and may prevent the Company from meeting its cash requirements. In any event, it will be necessary for the Company to obtain new financing prior to November 15, 2001. If the wells currently being brought into production perform as expected such financing should be available; however, there is no assurance that such financing will in fact be available or that the wells will, in fact, perform as expected. In the absence of such well performance or financing, the company will not be able to meet the payment due under its credit agreement on November 15, 2001.

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

The Company is aggressively seeking additional property acquisitions with near term revenue generating capability and future development potential. The Company is currently evaluating several potential acquisitions which would utilize a combination of the issuance of its equity securities and additional debt financing.


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

The information required by this item is provided in the Notes to Financial Statements appearing at pages F-7 through F-11 hereof and are incorporated by reference.

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


                                        VECTOR ENERGY CORPORATION
                                        (Registrant)


                                        By  /S/ Randal B. McDonald, Jr,
                                            ------------------------------------
                                            Randal B. McDonald, Jr.
                                            Chief Financial Officer
                                            Principal Financial and Accounting
                                            Officer

                                            Date: March 22, 2001


                                        By  /S/ Stephen F. Noser,
                                            ------------------------------------
                                            Stephen F. Noser
                                            President
                                            Principal Executive Officer

                                            Date: March 22, 2001

                            Vector Energy Corporation

                              FINANCIAL STATEMENTS

                                January 31, 2001

                                   (Unaudited)

                                    CONTENTS



                                                              Page
                                                              ----

UNAUDITED CONSOLIDATED BALANCE SHEET                          F-3 to F-4

UNAUDITED CONSOLIDATED STATEMENT OF INCOME                    F-5

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS                F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                    F-7 to F-11

                            Vector Energy Corporation
                           CONSOLIDATED BALANCE SHEET
                                January 31, 2001
                                   (Unaudited)






ASSETS

CURRENT ASSETS
  Cash                                                       $    956,207
  Revenue accounts receivable                                     517,527
  JIB accounts receivable                                         128,538
                                                             ------------
     Total current assets                                       1,602,272
                                                             ------------
PROVED OIL AND GAS PROPERTIES, USING THE
  FULL COST METHOD OF ACCOUNTING                               16,405,269


Less accumulated depreciation, depletion, amortization
  and impairment                                                  538,905
                                                             ------------
Net oil and gas properties                                     15,866,364
                                                             ------------
OTHER ASSETS
  Other property and equipment, less accumulated
    depreciation of $42,213                                        52,681
  Long term accounts receivable                                   197,235
  Deferred loan costs - net                                       132,015
  Other assets                                                      6,926
                                                             ------------
     Total other assets                                           388,857
                                                             ------------
                                                             $ 17,857,493
                                                             ============

    The accompanying notes are an integral part of the financial statements

                            Vector Energy Corporation
                           CONSOLIDATED BALANCE SHEET
                                JANUARY 31, 2001
                                   (Unaudited)



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Line of Credit                                             $  3,338,346
  Notes payable                                                    90,083
  Production payments payable                                   1,250,000
  Accounts payable - trade                                        798,544
  Royalties payable                                               508,196
  Working interest revenues payable                               315,150
  Taxes payable                                                   143,840
  Advances from related party                                     152,992
  Accrued payroll                                                 106,883
  Accrued interest                                                 14,287
                                                             -------------
     Total current liabilities                                  6,718,321
                                                             -------------
STOCKHOLDERS' EQUITY
  Preferred stock class A-1, cumulative convertible;
    $1,000 par value per share, 3,000 shares authorized;
    issued and outstanding                                      3,000,000
  Preferred stock class B, noncumulative nonconvertible;
    $1 par value per share, 500,000 shares authorized;
    500,000 shares issued and outstanding                          50,000
  Preferred stock class C, 5% cumulative convertible;
    $100 par value per share, 10,000 shares authorized;
    no shares issued and outstanding                                 -
  Common stock, no par value; 100,000,000
    shares authorized; 30,219,215 shares issued and
    outstanding at January 31, 2001                             2,468,461
  Additional paid-in capital                                   18,324,239
  Retained earnings                                           (12,703,528)
                                                             -------------
     Total stockholders' equity                                11,139,172
                                                             -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 17,857,493
                                                             =============

    The accompanying notes are an integral part of the financial statements

                            Vector Energy Corporation
                        CONSOLIDATED STATEMENT OF INCOME
                                Nine Months Ended
                                January 31, 2001
                                   (Unaudited)





REVENUES

  Oil sales                                                  $     185,494
  Gas sales                                                      1,395,620
  Production byproducts                                             27,872
  Interest income                                                    1,857
                                                             --------------
      Total revenues                                             1,610,843
                                                             --------------
EXPENSES

  Production taxes                                                  56,262
  Lease operating expense                                          568,406
  Depletion of oil and gas properties                               92,343
  Interest expense                                                 527,112
  General and administrative expense                             1,911,841
                                                             --------------
      Total expenses                                             3,155,964
                                                             --------------
 NET LOSS                                                    $  (1,545,121)
                                                             ==============

 NET LOSS PER COMMON SHARE
   Basic                                                           $ (0.07)
                                                                   ========

 WEIGHTED AVERAGE NUMBER SHARES OUTSTANDING                     23,743,768
                                                             ==============


    The accompanying notes are an integral part of the financial statements

                            Vector Energy Corporation
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                Nine Months Ended
                                January 31, 2001
                                   (Unaudited)





CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                   $  ( 1,545,121)
  Adjustments to reconcile net loss to
    net cash used by operating activities:
      Depletion of oil and gas properties                            92,343
      Amortization expense                                          359,583
      Depreciation expense                                           15,189
      Stock issued for consulting fees                            1,057,670
      Increase in accounts receivable                              (251,834)
      Decrease in accounts payable                                 (134,912)
      Increase in royalties and revenues payable                    440,383
      Increase in other current liabilities                          61,799
                                                             ---------------
         Net cash provided by operating activities                   95,100
                                                             ---------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Sales of oil and gas properties                                    30,000
  Development Costs Incurred                                       (255,582)
  Purchase of fixed assets                                          (16,349)
                                                             ---------------
         Net cash used by investing activities                     (241,931)
                                                             ---------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Payment on Line of Credit                                        (391,250)
  Note repayments                                                   (98,398)
  Borrowings under notes payable                                     58,668
  Borrowings under production payments                            1,250,000
  Advances from related party                                         7,000
  Stock Sales                                                       171,000
                                                             ---------------
         Net cash provided by financing activities                  997,020
                                                             ---------------
NET INCREASE IN CASH
  AND CASH EQUIVALENTS                                              850,189

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                               106,018
                                                             ---------------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                              $      956,207
                                                             ===============


    The accompanying notes are an integral part of the financial statements

                            Vector Energy Corporation
              Notes to Unaudited Consolidated Financial Statements
                                January 31, 2001

Management's Representation of Interim Financial Information

The accompanying financial statements have been prepared by Vector Energy Corporation (The Company) without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. These financial statements should be read in conjunction with the audited financial statements included in the Company's Form 10-KSB, as of April 30, 2000.

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

Oil and Gas Properties

The Company follows the full cost method of accounting for its oil and gas properties. All costs associated with property acquisition, exploration, and development activities are capitalized in a single, United States cost center. Internal costs directly identified with the acquisition, exploration and development activities of the Company are also capitalized. Capitalized costs are amortized on the unit-of-production basis using proved oil and gas reserves. Capitalized costs are limited to the present value of estimated future net revenues less estimated future expenditures using a discount factor of ten percent. Sales and abandonments of oil and gas properties are treated as reductions of the capitalized cost pool. At January 31,2001, there were no costs of unproved properties or major development projects included in the capitalized cost pool.

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

                           Vector Energy Corporation
        Notes to Unaudited Consolidated Financial Statements (Continued)
                                January 31, 2001

Organizational Costs

Certain organizational costs incurred by the Company have been capitalized and are being amortized over a sixty-month period.

Statement of Cash Flows

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

The following is a summary of all significant noncash investing and financing activities and payments made for interest and income taxes for the period ended January 31, 2001:

Noncash activities:
     Common stock issued for consulting fees                    $ 1,057,670
     Common stock issued for development of properties          $    58,329
     Common stock issued in settlement of accounts payable      $   281,764
     Common stock issued for oil and gas properties             $    38,047
     Common stock issued in settlement of notes payable         $   591,850
     Common stock issued for deferred loan costs                $   193,514
     Line of credit converted into preferred class A-1 stock $ 3,000,000 Cash payments:
     Interest                                                   $   528,295

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

On March 7, 2000, the Company closed a purchase and sale agreement with a company, which is a debtor in possession in a Chapter 11 Bankruptcy. Under the agreement, the Company acquired all of the Bankrupt Debtor's interest in a block located in the Offshore Texas, Mustang Island Area for 550,000 shares of common stock valued at $550,000. In accordance with the agreement, the Company immediately repurchased 16,667 shares of common stock at $3.00 per share, for a total of $50,000. Under the terms of the agreement, in the event that the daily rate of production from the properties acquired averages at least 5,000 Mcf per day over a complete calendar month the seller has the right to put 150,000 shares of common stock to the Company at $3.00 per share. If the seller fails to

                            Vector Energy Corporation
        Notes to Unaudited Consolidated Financial Statements (Continued)
                                January 31, 2001

exercise such right, the Company has the right to call 150,000 shares of common stock at $3.00 per share. In addition, the Company may be required to issue a maximum of 370,000 additional shares of common stock to the seller based upon the required future development costs associated with the properties acquired

Line of Credit

The Company has a $10 million revolving credit note with the First Union National Bank which terminates on March 15, 2001. Interest on the note is payable monthly at a floating rate which was 9.89% at January 31, 2001. The borrowing base under the note is determined periodically based upon the collateral value assigned to the mortgaged properties, and is currently $3,338,346. The borrowing base may be redetermined at the Bank's sole discretion. Principle payments were scheduled at $125,000 per month. In addition, the note places certain restrictions on the use of the revenues from the mortgaged properties. The Company does not anticipate that the borrowing base under the note can be increased without incurring development costs which are significantly greater than those required under the terms of the note.

On December 27, 2000, the company entered into the Fifth Amendment to its credit agreement. As a result of that agreement, the Company's note was been reduced by $3,000,000. The note,. As amended is payable in three monthly installments of $31,250. from January 15, 2001 through March 15, 2001; seven monthly installments of $125,000. from April 15, 2001 through October 15, 2001 and a final installment of $2,400,846 due November 15, 2001. No further borrowings are available. All financial covenants have been removed. As a part of this amendment, the Company issued 3,000 shares of Class A-1 Cumulative Convertible Preferred Stock to its lender in exchange for $3,000,000 in outstanding indebtedness and pledged its interest in the Mustang Island Properties as additional collateral to the lender. Under the terms of the preferred stock, the holder of such stock is required to convert the preferred stock into shares of common stock immediately upon the registration of the common stock. Each share of preferred stock converts into an number of Initial Shares equal to $1,000 worth of common stock at a price equal to the lesser of (i) $0.50 per share or
(ii) ninety percent (90%) of the Average Market Price. The Average Market Price is defined as the average of the highest bid and lowest asked prices of the common stock over a period of twenty-one consecutive Trading Days ending on the Trading Day immediately prior to the date of conversion. In addition, following conversion, the holder of each preferred share prior to conversion will also be entitled to receive a number of Contingent Shares equal to one hundred ten percent (110%) of the Liquidation Value of such share divided by the Average Market Price on the first anniversary of the Conversion Date minus the number of Initial Shares. The Liquidation Value is an amount equal to all declared and unpaid dividends and distributions, in any, on the preferred stock plus $1,000. The Company is required to register the resale of the common stock with the Securities and Exchange Commission. On December 27, 2000 the closing price of the Common Stock, which is quoted on the Electronic Bulletin Board under the symbol "VECT", was $0.125 per share.

Notes Payable

The Company was obligated under a 10%, unsecured promissory note payable to the brother of the Company's president. In conjunction with the issuance of the note, the Company issued a warrant to purchase 100,000 shares of the Company's common stock at $0.10 per share. Such warrant expires on October 30, 2008. The note had an original maturity date of April 30, 1998, which was extended by the Company until October 30, 1999 by the issuance of 100,000 shares of common stock to the holder. Under the terms of the note, the Company issued an additional 200,000 shares of common stock to the holder due to its failure to pay the balance due by the extended maturity date. The balance of principal and accrued interest at January 31, 2001, $500,000 and $91,850, respectively, was exchanged for 3,645,663 shares of the Company's common stock.

                           Vector Energy Corporation
        Notes to Unaudited Consolidated Financial Statements (Continued)
                                January 31, 2001

The Company is obligated under unsecured installment notes, which were issued to various vendors in settlement of accounts payable. The notes, which bear interest at rates ranging from 0% to 13.6%, call for monthly payments totaling $10,650 at January 31, 2001. The outstanding principal balances totaled $90,083 at January 31, 2001.

Stockholder's Equity

Preferred Stock

The Company has 20,000,000 authorized shares of preferred stock.

The Company is authorized to issue 3,000 shares of Class A-1 Cumulative Convertible Preferred Stock (Class A-1 Preferred Stock). Class A-1 Preferred Stock was issued for $1,000 per share and is entitled to receive cumulative cash dividends at the annual rate of 8% payable annually in arrears commencing December 1, 2001 when and as declared by the Board of Directors. All shares of Class A-1 Preferred Stock were issued to the Company's secured lender on December 27, 2000 as consideration for the reduction in the Company's secured indebtedness by $3,000,000.00 and remain outstanding. The Class A-1 Preferred Stock will convert to common stock upon the effective date of this registration. Each share of Class A-1 Preferred Stock will convert into shares of the Company's number of shares of common stock equal to $100.00 per share plus all accumulated and unpaid dividends (the "Liquidation Value") divided by the lesser of $0.50 or 90% of the average of the highest bid and lowest asked prices of the Common Stock over a period of twenty-one consecutive Trading Days ending on the Trading Day immediately prior to the date of conversion. In addition, on the first anniversary of the conversion, each holder may be entitled to receive additional shares ("Contingent Shares") equal to 110% of the Liquidation Value divided by the average of the highest bid and lowest asked prices of the Common Stock over a period of twenty-one consecutive Trading Days ending on the Trading Day immediately prior to the first anniversary date of such conversion minus the shares received by such holder upon the conversion. If the computation of Contingent Shares results in a negative number then no Contingent Shares shall be issued. Each share of Class A-1 Preferred Stock is entitled to cast a number of votes equal to the number of shares of common stock into which the Class A-1 Preferred Stock is convertible.

The Company is authorized to issue 500,000 shares of Class B Preferred Stock, par value $1.00 per share. Class B Preferred Stock is subordinate to Class AA 6% Preferred Stock in priority, both of which are senior to any and all capital stock. The holders of Class B Preferred Stock are not entitled to receive any dividends. As of January 31, 2001 500,000 shares of the Class B Preferred Stock were issued and outstanding. The Class B Preferred Stock is redeemable in whole, but not in part, at the option of the Corporation by resolution of the Corporation's Board of Directors at anytime at $1.00 per share. Each share of Class B Preferred Stock has the voting rights equal to 100 shares of the Company's common stock. The holders of Class B shares are entitled to elect at least two directors to the Board of Directors of the Corporation. The holders of Class B Preferred Stock voting as a class will have the right to remove without cause at any time and replace any director such holders have elected.

Stock Options and Warrants

In December 1998, the Company granted options to certain key employees to purchase 500,000 shares of the Company's common stock at the purchase price of $1.00 per share. These options were exercisable at anytime from May 1, 1999 until their expiration on May 1, 2007 and were non-transferable. In March 2000, the Company granted options to certain key employees to purchase 1,242,000 shares of the Company's common stock at the purchase price of $0.50 per share. These options were exercisable at anytime from April 1, 2000 until their expiration on March 2, 2005 and were non-transferable. In August 2000, all options previously granted were forfeited and the Company granted options to purchase 1,880,000 shares of The Company's common stock at the purchase price of $0.23 per share. These options may be exercised at any time from September 25, 2000 until their expiration on August 25, 2005 and are non-transferable. The options, which were issued at a price equal to or exceeding the market value of

                           Vector Energy Corporation
        Notes to Unaudited Consolidated Financial Statements (Continued)
                                January 31, 2001

the underlying stock on the date of the grant, are not intended to qualify as incentive stock options under Internal Revenue Code Section 422. The Company applied Accounting Principles Board No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for options granted during the years ended April 30, 2000 and 1999. In August 2000, the Company implemented the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (SFAS No. 123) using a Black Scholes option pricing model. Accordingly, the Company recognized $69,160 in compensation cost during the nine months ended January 31, 2001 for options granted. The table following presents the assumptions used in calculating the fair value of the options granted and the pro forma effect on net loss for the years ended April 30, 2000 and 1999 had the provisions of SFAS No. 123 been implemented:

                                 2001            2000            1999
                                 ----            ----            ----
Assumptions Used:
   Expected Life (Years)           3               3               3
   Stock Volatility              285%             66%             47%
   Dividends                     None            None            None
   Risk Free Interest Rate       6.37%           6.75%           6.50%

Net Loss:
   As Reported                   N/A            $ (8,417,837)   $ (2,405,704)
   Pro Forma                     N/A            $ (8,579,327)   $ (2,595,704)

Also outstanding at January 31, 2001 are warrants for the purchase of 400,000 shares of the Company's common stock at a purchase price of $0.10 per share. The warrants expire in May and November of 2008.