Form 10KSB
period 2001-04-30
VECTOR ENERGY CORP /TEXAS/
filed 2001-08-15
CIK 1036265

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

_X_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended April 30, 2001

___ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-22661

                            VECTOR ENERGY CORPORATION
                 (Name of small business issuer in its charter)





                      Texas                             76-0582614
          (State or other jurisdiction of            (I.R.S. Employer
           incorporation or organization)           Identification No.)

8303 Southwest Freeway, Suite 950, Houston, Texas         77074
     (Address of principal executive offices)            (Zip Code)





       Registrant's telephone number, including area code: (713) 773-3284

Securities registered pursuant to Section 12(b) of the Exchange Act:

                                      NONE

Securities registered pursuant to Section 12(g) of the Exchange Act:




                                                     Name of Each Exchange
        Title of Each Class                           On Which registered

      Common Stock, no par value                               None





     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No___.

     Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. __.

     State issuer's revenues for its most recent fiscal year. $2,385,174

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $4,967,811 as of July 31, 2001.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 35,413,908 shares of common stock, no par value, were outstanding as of July 31, 2001.

Documents Incorporated by Reference: None

     Transitional Small Business Disclosure Format (Check one). Yes No _X_.

PART I........................................................................2
   Item 1.     Business.......................................................2
     General..................................................................2
     Competitive Conditions...................................................4
     Dependence upon one or a few major customers.............................4
     Governmental and Environmental Regulations...............................5
     Employees and Consultants................................................5
   Item 2.     Property.......................................................6
     Properties Acquired......................................................6
     Other Assets.............................................................7
     Production Information...................................................8
     Reserve Information......................................................8
     Oil and Gas Wells........................................................9
     Oil and gas leaseholds..................................................10
     Office Facilities.......................................................10
   Item 3.     Legal Proceedings.............................................10
   Item 4.     Submission of Matters to a Vote of Security Holders...........10

PART II......................................................................11

   Item 5.     Market for Common Equity and Related Stockholder Matters......11
   Item 6.     Management's Discussion and Analysis or Plan of Operation.....11
     General.................................................................11
     Liquidity and Capital Resources.........................................12
   Item 7.     Financial Statements..........................................14
     Annual Financial Statements.............................................14
   Item 8.     Changes in and Disagreements With Accountants on
               Accounting and Financial Disclosure...........................14

PART III.....................................................................14

   Item 9.     Directors, Executive Officers, Promoters and Control
               Persons; Compliance With Section 16(a) of the Exchange Act....14
   Item 10.    Executive Compensation........................................16
     Summary Compensation Table..............................................16
     Options Granted in 2001 and 2000........................................16
     Options Exercised During 2001 and 2000 and Year End Option Values (1)...17
   Item 11.   Security Ownership of Certain Beneficial Owners and Management.18
   Item 12.   Certain Relationships and Related Transactions.................18
   Item 13.   Exhibits and Reports on Form 8-K...............................19

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

Dependence upon one or a few major customers

     The Company currently markets the oil and gas production from its properties to nine customers, two of which represent sales in excess of 10% of the Company's total oil and gas revenues. These two customers represent approximately 39% and 18% of the Company's total oil and gas revenues, respectively. During the year ended April 30, 2000 the Company marketed the oil and gas production from its properties to fourteen customers, one of which represented sales in excess of 10% of the Company's total oil and gas revenues. This one customer represented approximately 46% of the Company's total oil and gas revenues. The availability of oil and gas purchasers is such, however, that any customer discontinuing purchases from the Company could almost assuredly be replaced by another buyer.

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

Employees and Consultants

     The Company has six full time employees including the officers of the Company. The Company may hire additional personnel as required by its operations and may also engage the services of geological and engineering consultants from time to time to assist in its operations. The Company has recently employed two engineering consultants on a part time basis.

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

                                    Year Ended              Year Ended
                                  April 30, 2001          April 30, 2000
                                  --------------          --------------
     Net Production
     Oil (BBLS)                         10,176                   8,860
     Gas (MCF)                         377,674                 391,006

     Average Sales Prices
     Oil (per BBL)                  $    28.62              $    21.60
     Gas (per MCF)                  $     5.40              $     2.57

     Average Production Cost (1)
     Per Equivalent MCF of Gas (2)  $     2.03              $     1.68

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

     The tables below set forth the estimated proved and proved developed reserves of crude oil (including condensate) and natural gas, all of which are located within the continental United States, associated with the properties owned by the Company for the years ended April 30, 2001 and 2000.

Proved Reserves at Year End
                                    Developed        Undeveloped     Total
                                    ---------        -----------     -----
Oil (BBLs) (in thousands)
April 30, 2001                           286             3,310       3,596
April 30, 2000                           381             3,476       3,857

Gas (MCF) (in thousands)
April 30, 2001                        19,070             1,447      20,517
April 30, 2000                        24,378             7,398      31,776

Changes in Proved Reserves
                                                 MCF                BBLS
                                            ------------        ------------
                                                     (In Thousands)
Estimated Quantity, April 30, 1999             13,698               3,563
Acquisitions                                   23,823                 344
Sales of Reserves in Place                  (   2,331  )        (      24  )
Production                                  (     391  )        (       9  )
Changes in Estimates                        (   3,023  )        (      17  )
                                            ------------        ------------
Estimated Quantity, April 30, 2000             31,776               3,857
Sales of Reserves in Place                  (     725  )        (      10  )
Production                                  (     378  )        (      10  )
Changes in Estimates                        (  10,156  )        (     241  )
                                            ------------        ------------

Estimated Quantity, April 30, 2000             20,517               3,596
                                            ============        ============

Oil and Gas Wells

     The Company owns interests in productive oil and gas wells (including producing wells and wells capable of production), as follows:

                        April 30, 2001                   April 30, 2000
                -----------------------------    ------------------------------
                 Gross (1)          Net           Gross (1)           Net
                   Wells           Wells            Wells            Wells
                -------------   -------------    -------------    -------------

Oil Wells                 73            4.60               72             4.28
Gas Wells                 47            8.85               49            10.56
                -------------   -------------    -------------    -------------

Total                    120           13.45              121            14.84
                =============   =============    =============    =============

     (1) One or more completions in the same well are counted as one well Oil and gas leaseholds

     The table below sets forth the Company's ownership interest in leasehold acreage. The oil and gas leases in which the Company has an interest are generally held by production. The leases may be surrendered at any time by the cessation of production.

                                    April 30, 2001                                       April 30, 2000
                   -------------------------------------------------    --------------------------------------------------
                        Developed (1)             Undeveloped                 Developed(1)              Undeveloped
                           Acreage                  Acreage                     Acreage                   Acreage
                                                                        ------------------------- ------------------------
                     Gross         Net         Gross        Net            Gross         Net        Gross         Net
                   ----------- ------------ ------------ -----------    ------------ ------------ ----------- ------------

Louisiana               6,523        3,535        8,320       5,073           6,523        3,539       8,320        5,073
Texas                   6,753        2,663        2,480       1,551           6,753        2,835       2,480        1,551
Kansas                  4,037           52            0           0           4,037           52           0            0
Oklahoma               14,468          800          200         100          14,468          841         200          100
                   ----------- ------------ ------------ -----------    ------------ ------------ ----------- ------------

Total                  31,781        7,050       11,000       6,724          31,781        7,267      11,000        6,724
                   =========== ============ ============ ===========    ============ ============ =========== ============

     (1)  Acres spaced or assigned to productive wells

Office Facilities

     The Company's Houston, Texas office consists of approximately 5,025 square feet and has been leased through July of 2006 for $5,427 per month

Item 3.     Legal Proceedings

     The Company is involved from time to time in various claims, lawsuits and administrative proceedings incidental to its business. In the opinion of management, the ultimate liability thereunder, if any, will not have a materially adverse effect on the financial condition or results of operations of the Company. The Company currently has accounts payable in the amount of $1,252,441. A significant portion of these accounts are now past due and are subject to becoming matters for litigation at any time.


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

         The stock's trading range for the last two years is as follows:

                                           High           Low
                                       -----------    -----------
          2000 Fiscal Year
1st Quarter                            $      2.25    $    0.75
2nd Quarter                                   4.44         1.00
3rd Quarter                                   1.25         0.31
4th Quarter                                   1.09         0.40

          2001 Fiscal Year
1st Quarter                            $      0.63    $    0.26
2nd Quarter                                   0.35         0.15
3rd Quarter                                   0.25         0.13
4th Quarter                                   0.20         0.11

          2002 Fiscal Year
1st Quarter                            $      0.28    $    0.12

     As of July 31, 2001, there were approximately 206 holders of record of the Company's common stock. The Company has not paid any dividends on its common stock and no dividends are anticipated in the foreseeable future. In addition, the ability of the Company to declare or pay dividends on its common stock is currently subject to certain restrictions contained in its credit facility with a bank.

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

Liquidity and Capital Resources

     On October 19, 2000, the Company sold 543,197 shares of common stock together with a warrant to purchase 543,197 shares of common stock at $0.50 per share and an undivided 2.2% working interest in two nonproducing oil and gas wells to a private investor for a total consideration of $100,000.00 in cash. The investor is also entitled to recoup his investment out of future production from the wells, if any. On October 19, 2000, the closing price of the common stock was $0.24 per share. The proceeds of this transaction were used to fund development of the Mustang Island Properties.

     On October 27, 2000, the Company sold 407,398 shares of common stock together with a warrant to purchase 407,398 shares of common stock at $0.50 per share and an undivided 2.2% working interest in two nonproducing oil and gas wells to a private investor for a total consideration of $100,000.00 in cash. The investor is also entitled to recoup his investment out of future production from the wells, if any. On October 27, 2000, the closing price of the common stock was $0.155 per share. The proceeds of this transaction were used to fund development of the Mustang Island Properties.

     Both of the transactions in October 2000 were treated by the Company as loans repayable out of production for accounting purposes. The stock issued was booked at its fair market value and treated as a loan cost to be amortized over the life of the loan.

                                      -12

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

     On December 27, 2000, the company entered into the Fifth Amendment to its credit agreement. As a result of that agreement, the Company's indebtedness was reduced by $3,000,000 This indebtedness is payable in (a) three (3) monthly installments of $31,250.00 from January 15, 2001 through March 15, 2001; (b) seven (7) monthly installments of $125,000.00 from April 15, 2001 through October 15, 2001 and (c) a final installment of $2,400,845.81 due November 15, 2001. No further borrowings are available. All financial covenants have been removed. As a part of this amendment, the Company issued 3,000 shares of Class A-1 Cumulative Convertible Preferred Stock to its lender in exchange for $3,000,000 in outstanding indebtedness and pledged its interest in the Mustang Island Properties as additional collateral to the lender. Under the terms of the preferred stock, the holder of such stock is required to convert the preferred stock into shares of common stock immediately upon the registration of the common stock. Each share of preferred stock converts into an number of Initial Shares equal to $1,000 worth of common stock at a price equal to the lesser of
(i) $0.50 per share or (ii) ninety percent (90%) of the Average Market Price. The Average Market Price is defined as the average of the highest bid and lowest asked prices of the common stock over a period of twenty-one consecutive Trading Days ending on the Trading Day immediately prior to the date of conversion. In addition, following conversion, the holder of each preferred share prior to conversion will also be entitled to receive a number of Contingent Shares equal to one hundred ten percent (110%) of the Liquidation Value of such share divided by the Average Market Price on the first anniversary of the Conversion Date minus the number of Initial Shares. The Liquidation Value is an amount equal to all declared and unpaid dividends and distributions, in any, on the preferred stock plus $1,000. The Company is required to register the resale of the common stock with the Securities and Exchange Commission. On December 27, 2000 the closing price of the Common Stock, which is quoted on the Electronic Bulletin Board under the symbol "VECT", was $0.125 per share.

     For the past twelve months, the Company's oil and gas revenues have been sufficient to satisfy its oil and gas operating expenses and a portion of the interest payments. The Company's general and administrative expenses, development costs and the remainder of the interest payments have been funded primarily from the proceeds from the sale of stock. Pursuant to the Fifth Amendment to the Credit Agreement, the Company escrowed $400,000 to pay principal and interest due pursuant to the Fifth Amendment The company anticipates that wells currently being brought into production will be sufficient to meet its obligations after March 2001. However, there can be no assurance that this will occur. It may be that an additional equity funding will be required to meet the current needs of the Company. Any inability of the Company to raise additional capital under such circumstances will limit the development of most of its oil and gas properties and may prevent the Company from meeting its cash requirements. In any event, it will be necessary for the Company to obtain new financing prior to November 15, 2001. If the wells currently being brought into production perform as expected such financing should be available; however, there is no assurance that such financing will in fact be available or that the wells will, in fact, perform as expected. In the absence of such well performance or financing, the company will not be able to meet the payment due under its credit agreement on November 15, 2001.

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

Item 7.     Financial Statements

Annual Financial Statements

     The Report of the Independent Certified Public Accountants appearing at page F-3 and the Consolidated Financial Statements and Notes to Consolidated Financial Statements appearing at pages F-4 through F-20 hereof are incorporated herein by reference.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

         None
                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

         The Directors and Executive Officers of the Company are as follows:

         Name            Age            Position                      Tenure
----------------------- -----   ------------------------          -------------
Samuel M. Skipper        42     Director                            May 8, 1998
                                Chairman of the Board
                                Chief Executive Officer
Stephen F. Noser         55     Director                            May 8, 1998
                                President
                                Secretary
                                Assistant Treasurer
Randal B. McDonald, Jr.  44     Chief Financial Officer             May 8, 1998
                                Treasurer
                                Assistant Secretary

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

     Randal McDonald, Chief Financial Officer. Mr. McDonald has nineteen years experience in the field of public accounting. Since 1993, he has provided general financial consulting and litigation support services to a variety of companies. Such services have included preparation and review of public and private offering documents, preparation of pro forma financial statements utilized in raising capital, and services as interim chief financial officer. From 1979 to 1985, he was with KPMG Peat Marwick's Houston office, specializing in public oil and gas companies. During 1986, he served a one year rotational assignment in KPMG Peat Marwick's world headquarters developing their audit software. During 1987, he served as Chief Financial Officer for IBS Technologies, Ltd., a publicly traded computer software company. From 1988 to 1992, he was with Arthur Andersen's Denver office, specializing in public oil and gas companies. Mr. McDonald holds a B.B.A. in accounting from the University of Texas at Austin and is a licensed CPA.

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

     The Company's three officers and directors failed to file Form 5, "Annual Statement of Beneficial Ownership of Securities", on a timely basis with the Securities and Exchange Commission. Such forms were due on or before the 45th day after the end of the Company's fiscal year and were filed concurrently with the Company's Form 10KSB. Transactions which were required to be reported included options to purchase shares of the Company's common stock granted to each of the officers and directors and one acquisition of common stock by a single officer.

Item 10.   Executive Compensation

Summary Compensation Table

                                                                                   Long Term Compensation Awards
                                                                              --------------------------------------
                                                                              Restricted
             Name and             Year          Annual Compensation (1)         Stock           (2)           All
        Principal Position        End      Salary($)  Bonus($)   Other($)      Awards($)      Options(#)    Other($)
-----------------------------     ----     ---------  --------   --------     ----------      ----------    --------
Samuel M. Skipper                 2001      75,833        -          -             -              -
   Chief Executive Officer        2000      72,000        -          -             -           500,000          -
                                  1999      72,000        -          -             -              -             -

Stephen F. Noser                  2001      75,833        -          -             -              -             -
   President                      2000      72,000        -          -             -           500,000          -
                                  1999      72,000        -          -             -           250,000          -

Randal B. McDonald, Jr.           2001      75,000        -          -             -           100,000          -
   Chief Financial Officer        2000      72,000        -          -             -           200,000          -
                                  1999      72,000        -          -             -              -             -

(1) Includes deferred compensation of $27,000 in 2001 and $66,000 in 2000 payable to Mr. Skipper

(2)  Includes 150,000 shares of common stock issued to Mr. McDonald in 2000

Options Granted in 2001 and 2000

     Mr McDonald was granted options to purchase 100,000 and 50,000 shares of common stock during the years ended April 30, 2001 and 2000, respectively. Mr. Skipper and Mr. Noser were each granted options to purchase 500,000 shares of common stock during the year ended April 30, 2000

Options Exercised During 2001 and 2000 and Year End Option Values (1)

                              Number of Securities       Value of Unexercised
                         Underlying Unexercised Options   In-the-Money Options
                             At Fiscal Year End (#)      At Fiscal Year End ($)
                                 Exercisable/               Exercisable/
         Name                   Unexercisable              Unexercisable
-----------------------  ------------------------------  ----------------------

Samuel M. Skipper                   500,000                        -
                                       -                           -

Stephen F. Noser                    750,000                        -
                                       -                           -

Randal B. McDonald, Jr.             150,000                        -
                                       -                           -

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

Item 11.   Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information regarding beneficial ownership of outstanding shares as of July 31, 2001 by each person who is known by the Company to own beneficially five percent or more of the outstanding shares, the Company's Directors and Executive Officers, and all Directors and Executive Officers as a group.

          Name and Address                                                                   Amount and Nature        % of
        Of Beneficial Owner                Title of Class           Position or Title     Of Beneficial Ownership     Class
------------------------------------- -------------------------- ------------------------ ------------------------- ----------
Samuel M. Skipper                     Common Stock               Director                            (2) 1,018,017
11757 Katy Freeway, Suite 950                                    Chairman of the Board
Houston, Texas 77079                  Class B Preferred Stock    CEO                                       250,000      50.0%

Stephen F. Noser                      Common Stock               Director, President              (1)(3) 1,100,003
11757 Katy Freeway, Suite 950                                    Secretary
Houston, Texas 77079                  Class B Preferred Stock    Assistant Treasurer                       250,000      50.0%

Randal B. McDonald, Jr.               Common Stock               CFO                                   (4) 300,000
11757 Katy Freeway, Suite 950                                    Treasurer
Houston, Texas 77079                                             Assistant Secretary

Eugene A. Noser, Jr.                  Common Stock               N/A                              (1)(5) 4,945,666      14.0%
90 Broad Street
New York, New York 10004

First Union National Bank             Common Stock               N/A                              (6)(7) 6,227,807      15.0%
1001 Fannin, Suite 2255               Class A-1 Convertible
Houston, Texas 77002                  Preferred Stock                                                        3,000     100.0%

All Officers                          Common Stock               N/A                              (1)(8) 2,418,020
And Directors                         Class B Preferred Stock                                              500,000     100.0%

------------------------------------- -------------------------- ------------------------ ------------------------- ----------

     (1) Includes 50,000 shares of common stock indirectly owned by Mr. Noser because of his 50% ownership in Old Vector Corporation, which owns 100,000 shares of common stock.

     (2) Includes 500,000 shares of common stock issuable upon the exercise of stock options.

     (3) Includes 750,000 shares of common stock issuable upon the exercise of stock options.

     (4) Includes 150,000 shares of common stock issuable upon the exercise of stock options.

     (5) Includes 4,345,663 shares of common stock indirectly owned by Mr. Noser because of his control of Old Jersey Oil Ventures, L.L.C.

     (6) Includes 227,807 shares of common stock owned by First Union Investors, Inc.

     (7) Includes 6,000,000 shares of common stock issuable upon the conversion of the Class A-1 Convertible Preferred Stock, assuming a $0.50 conversion price. See "Description of Capital Stock"

     (8) Includes 1,400,000 shares of common stock issuable upon the exercise of stock options

Item 12.   Certain Relationships and Related Transactions

     During the year ended April 30, 2000, the Company sublet office space from a corporation owned and controlled by the president of the Company and his family for $2,283 per month.

     The Company was obligated under a 10% promissory note payable to the brother of the Company's president. The note matured November 4, 1999 and is unsecured, except that the holder has received up 300,000 shares of the Company's common stock due event to nonpayment. The balance of principal and accrued interest at April 30, 2000 was $500,000 and $74,521, respectively. In December 2000, the note balance of $500,000 and91,850 in accrurd interest was converted into 3,945,663 shares of the Company's common stock.

     The Company's chairman and chief executive officer has executed a limited quaranty agreement covering certain deferred interest on the Company's secured line of credit. In addition, the chairman and chief executive officer made unsecured advances to the Company totaling $7,000 and $145,992 during the years ended April 30, 2001 and 2000, respectively.

     The Company is obligated under a production payment to an entity whose principal is the brother of the Company's president. At April 30, 2001, the balance due under such production payment was $972,875

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

Exhibit 4.01 Certificate of Designation, Preferences, Rights and Limitations of Class AA 6%Cumulative Convertible Preferred Stock and Class B Preferred Stock of Vector Energy Corporation

Exhibit 4.02 Certificate of Designation, Preferences, Rights and Limitations of Class C 5% Cumulative Convertible Preferred Stock of Vector Energy Corporation

Exhibit  21      Subsidiaries of the Registrant


     No reports were filed on Form 8-K during the Company's fourth fiscal quarter ended April 30, 2000.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  VECTOR ENERGY CORPORATION
                                  (Registrant)


                                  By       /S/   Samuel M. Skipper
                                           -------------------------------
                                           Samuel M. Skipper.
                                           Chairman of the Board and Chief
                                           Executive Officer

                                           Date:    August 14, 2001

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                                  By       /S/   Stephen F. Noser
                                           -------------------------------
                                           Stephen F. Noser.
                                           President and Director

                                           Date:    August 14, 2001


                                  By       /S/   Randal B. McDonald, Jr.
                                           -------------------------------
                                           Randal B. McDonald, Jr.
                                           Chief Financial Officer
                                           Principal Accounting and
                                           Financial Officer

                                           Date:    August 14, 2001

                            Vector Energy Corporation

                              FINANCIAL STATEMENTS

                                 April 30, 2001

                                    CONTENTS



                                                                   Page
                                                                   ----

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                 F-3

CONSOLIDATED BALANCE SHEETS                                        F-4 to F-5

CONSOLIDATED STATEMENTS OF INCOME                                  F-6

CONSOLIDATED STATEMENTS OF CASH FLOW                               F-7

STATEMENTS OF STOCKHOLDERS' EQUITY                                 F-8 to F-11

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                         F-12 to F-21

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Board of Directors and Stockholders of
Vector Energy Corporation


We have audited the accompanying consolidated balance sheets of Vector Energy Corporation as of April 30, 2001 and 2000, and the related consolidated statements of income, cash flows and changes in shareholders' equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vector Energy Corporation, Inc. as of April 30, 2001 and 2000, and the consolidated results of its operations, its cash flows and changes in its shareholders' equity for the years then ended in conformity with accounting principles generally accepted in the United States.

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


Denver, Colorado

July 11, 2001
                                                       /s/ Comiskey & Company
                                                       PROFESIONAL CORPORATION

                            Vector Energy Corporation
                           CONSOLIDATED BALANCE SHEETS
                             April 30, 2001 and 2000


                                               April 30, 2001  April 30, 2000
                                               --------------  --------------

   ASSETS

CURRENT ASSETS
   Cash                                        $      781,502  $      106,018
   Cash - restricted                                    9,536            -
   Certificates of deposit                            100,000            -
   Revenue accounts receivable                        420,259         299,666
   JIB accounts receivable                             26,666          94,565
                                               --------------  --------------

         Total current assets                       1,337,963         500,249
                                               --------------  --------------

PROVED OIL AND GAS PROPERTIES, USING
   THE FULL COST METHOD OF ACCOUNTING              16,959,121      16,083,311

   Less accumulated depreciation, depletion,
      Amortization, and impairment                    579,091         446,562
                                               --------------  --------------

         Net oil and gas properties                16,380,030      15,636,749
                                               --------------  --------------

OTHER ASSETS
   Other property and equipment, less
      accumulated Depreciation of $47,485
      and $24,024 at April 30, 2001 and 2000,
      respectively                                     52,627          51,521
   Long term accounts receivable                      136,642         197,235
   Deferred loan costs - net                           23,895         298,084
   Other assets                                         6,926           6,926
                                               --------------  --------------

         Total other assets                           220,090         553,766
                                               --------------  --------------

         TOTAL ASSETS                          $   17,938,083  $   16,690,764
                                               ==============  ==============





     The accompanying notes are an integral part of the financial statements

                            Vector Energy Corporation
                           CONSOLIDATED BALANCE SHEETS
                             April 30, 2001 and 2000


                                               April 30, 2001  April, 30, 2000
                                               --------------  ---------------
   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Line of credit                              $    3,150,846  $     6,729,596
   Notes payable                                      141,465          674,813
   Production payments payable                      1,222,875             -
   Accounts payable - trade                         1,252,441        1,170,222
   Royalties payable                                  502,366          239,218
   Working interest revenues payable                  126,824          143,745
   Taxes payable                                      162,961          102,994
   Advances from related party                        152,992          145,992
   Accrued payroll                                    106,883           79,279
   Accrued dividends payable                          100,000            5,468
   Accrued interest                                    12,172          107,320
                                               --------------  ---------------

         Total current liabilities                  6,931,825        9,398,647
                                               --------------  ---------------

STOCKHOLDERS' EQUITY
   Preferred stock class A-1, cumulative
      convertible; $1,000 par value per share
      3,000 shares authorized; 3,000 and no
      shares issued and outstanding at
      April 30, 2001 And 2000, respectively         3,000,000             -
   Preferred stock class B, noncumulative
      nonconvertible;$1 par value per share,
      500,000 shares authorized; 500,000 shares
       issued and outstanding                          50,000           50,000
   Common stock, no par value; 100,000,000 shares
      authorized; 31,014,286 and 19,244,757 shares
      issued and outstanding at April 30, 2001 and
      2000, respectively                            2,476,412        2,358,716
   Additional paid-in capital                      18,869,407       16,041,810
   Retained earnings                            (  13,389,561)   (  11,158,409)
                                               --------------   ---------------

         Total stockholders' equity                11,006,258        7,292,117
                                               --------------   ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $   17,938,083   $   16,690,764
                                               ==============   ==============




     The accompanying notes are an integral part of the financial statements

                            Vector Energy Corporation
                        CONSOLIDATED STATEMENTS OF INCOME
                       Years Ended April 30, 2001 and 2000




                                                 Year Ended       Year Ended
                                               April 30, 2001   April 30, 2000
                                               --------------   --------------
REVENUES
   Oil Sales                                   $      291,300   $      191,013
   Gas Sales                                        2,039,732        1,006,006
   Production byproducts                               50,805           47,213
   Interest Income                                      3,337            1,331
                                               --------------   --------------

         Total Revenues                             2,385,174        1,245,563
                                               --------------   --------------

EXPENSES
   Production taxes                                    86,053           36,186
   Lease operating expense                            803,868          711,490
   Depletion of oil and gas properties                132,529          208,654
   Interest expense                                   607,039          952,705
   General and administrative expense               2,535,375        7,754,365
                                               --------------   --------------

         Total expenses                             4,164,864        9,663,400
                                               --------------   --------------

Net Loss Before Cumulative Effect of Change
   In Accounting Principle                      (   1,779,692)   (   8,417,837)

Cumulative Effect on Prior Years (to
   April 30, 2000) of a Change in Accounting
   Principle                                    (     351,460)            -
                                               --------------   --------------

Net Loss Before Preferred Dividend              (   2,131,152)   (   8,417,837)

Preferred Stock Dividend                              100,000             -
                                               --------------   --------------

NET LOSS AVAILABLE TO COMMON
   SHAREHOLDERS                                $(   2,231,152)  $(   8,417,837)
                                               ==============   ==============

PER SHARE AMOUNTS - BASIC
   Net Loss Before Cumulative Effect of Change
      In Accounting Principle                        $(  0.07)        $( 0.84)
                                                     =========        ========
   Cumulative Effect on Prior Years (to
      April 30, 2000) of a Change in Accounting
      Principle                                      $(  0.01)        $   -
                                                     =========        ========
   Net Loss Available to Common Shareholders         $(  0.09)        $( 0.84)
                                                     =========        ========

WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING                              25,299,182      10,005,755
                                                   ==========      ==========




     The accompanying notes are an integral part of the financial statements

                            Vector Energy Corporation
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                       Years Ended April 30, 2001 and2000

                                                 Year Ended       Year Ended
                                               April 30, 2001   April 30, 2000
                                               --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss                                    $(  2,231,152)   $(  8,417,837)
   Adjustments to reconcile net loss to net
    cash Used by operating activities
     Cumulative effect of change in
      accounting principle                           351,460             -
     Depletion of oil and gas properties             132,529          208,654
     Amortization expense                            506,596          443,858
     Depreciation expense                             20,461           14,769
     Stock issued for consulting fees              1,153,170        6,643,251
     Stock issued for loan fee                          -             237,500
     Stock options granted                            98,660             -
     (Increase) decrease in restricted cash     (      9,536)            -
     (Increase) decrease in certificates of
      deposit                                   (    100,000)            -
     (Increase) decrease in accounts receivable        7,899      (   225,871)
     (Increase) decrease in employee advances           -              51,908
     (Increase) decrease in other assets                -         (    85,223)
     Increase (decrease) in accounts payable         176,482      (    69,165)
     Increase (decrease) in royalties and            246,227          131,733
      revenues payable
     Increase (decrease) in other current
      liabilities                                    178,805          106,401
                                               --------------    -------------
Net cash (used by) provided from operating           531,601      (   960,022)
 activities
                                               --------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Acquisition of oil and gas properties                  -                -
 Cash acquired in property acquisitions                 -                -
 Development costs incurred                     (    809,434)     (   146,779)
 Sale of oil and gas properties                      180,000          493,645
 Property and equipment, other                  (     21,567)     (    14,904)
                                               --------------    -------------
Net cash (used by) provided from investing      (    651,001)         331,962
 activities
                                               --------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Issuance of notes payable                           173,108          149,587
 Note repayments                                (    161,456)     (    71,762)
 Borrowings under production payments              1,250,000             -
 Repayment of production payments               (     27,125)            -
 Draw on line of credit                                 -             149,596
 Payment on line of credit                      (    578,750)     (   300,000)
 Deferred loan costs incurred                   (     38,893)            -
 Advances from related party                           7,000          145,992
 Repurchase of common stock                             -         (    50,000)
 Issuance of common stock                            171,000          685,000
                                               --------------    -------------
Net cash provided from financing activities          794,884          708,413
                                               --------------    -------------

NET INCREASE  IN CASH
   AND CASH EQUIVALENTS                              675,484           80,353

CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                               106,018           25,665
                                               --------------    -------------

CASH AND CASH EQUIVALENTS,
   END OF PERIOD                               $     781,502     $    106,018
                                               ==============    =============

     The accompanying notes are an integral part of the financial statements

                            Vector Energy Corporation
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                       Years Ended April 30, 2001 and 2000

                                     Preferred Stock              Common Stock
                             ------------------------------  -----------------------
                             Price                                                                                   Total
                              Per   Number                    Number                    Retained       Paid       Stockholder's
                             Share Of Shares     Amount      of shares     Amount       Earnings     in capital     Equity
                             ----- --------- -------------- ----------- ------------ -------------- ------------- -------------
Balances as of
April 30, 1999                      531,250  $   3,145,000    5,709,863 $  2,128,680 $ ( 2,590,392) $  2,791,670  $  5,474,958

Issued as loan extension fee
   In May, 1999               1.13                              100,000        1,000                     111,500       112,500

Issued in settlement of
   Accounts payable
   In May, 1999               1.13                               28,809          288                      32,122        32,410

Issued to third party as
   loan collateral fee in
   June, 1999                 1.25                              279,000        2,790                     311,085       313,875

Issued in settlement of
   Accounts payable
   In June, 1999              1.13                                2,000           20                       2,230         2,250

Issued for consulting
  services In July, 1999      1.88                              280,000        2,800                     522,200       525,000

Issued for deferred payroll
   In July, 1999              1.23                               55,020          550                      67,280        67,830

Conversion of previous
   Preferred class C to
   Common, in August, 1999            (625)        (47,500)      15,625       47,500                        -             -

Issued for consulting
  services In August, 1999    1.31                                8,000           80                      10,420        10,500

Contingent consideration for
   Acquisition of properties
   In August, 1999            2.38                              500,000        5,000                   1,182,500     1,187,500

Issued for consulting
services In September, 1999   1.54                            2,294,000       22,940                   3,430,665     3,453,605

Issued in settlement of
   Accounts payable
   In September, 1999         2.38                               61,334          613                     145,055       145,668

Issued to bank as loan
   Amendment fee
   In September 1999          1.25                               50,000          500                      62,000        62,500

Issued for loan default fee
   In November 1999           1.19                              200,000        2,000                     235,500       237,500

Issued for consulting
  services In November, 1999  1.19                               13,000          130                      15,307        15,437

Issued for consulting
  services In December, 1999  0.72                              228,000        2,280                     161,458       163,738

Issued in settlement of
   Accounts payable
   In January, 2000           0.42                              156,904        1,569                      63,924        65,493

     The accompanying notes are an integral part of the financial statements

                            Vector Energy Corporation
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                       Years Ended April 30, 2001 and 2000

                                     Preferred Stock              Common Stock
                             ------------------------------  -----------------------
                             Price                                                                                   Total
                              Per   Number                    Number                    Retained       Paid       Stockholder's
                             Share Of Shares     Amount      of shares     Amount       Earnings     in capital     Equity
                             ----- --------- -------------- ----------- ------------ -------------- ------------- -------------
Conversion of previous
   Preferred class C to
   Common, in January, 2000           (625)        (47,500)      15,625       47,500                        -             -
Issued for consulting
   services In January, 2000  0.44                              200,000        2,000                      85,500        87,500

Issued for consulting
   services In February, 2000 0.46                            2,700,000       27,000                   1,204,220     1,231,220

Conversion of previous
   Preferred class AA to
   Common, in March, 2000          (30,000)     (3,000,000)   3,000,000       30,000                   2,970,000         -

Issued for accrued
   dividends On Preferred
   Stock In March, 2000       0.37                              890,271        8,903                     320,497       329,400

Issued for consulting
   services In March, 2000    1.00                            1,000,000       10,000                     990,000     1,000,000

Issued for the acquisition
   of Properties in
   March 2000                 1.00                              550,000        5,500                     544,500       550,000

Repurchase of Stock
   In March, 2000             3.00                              (16,667)        (167)                    (49,833)      (50,000)

Issued for consulting
   services In April, 2000    0.63                              250,000        2,500                     153,750       156,250

Sales of Common stock
   For Cash                   1.02                              673,973        6,740                     678,260       685,000

Net loss                                                                                (8,417,837)                 (8,417,837)

Preferred stock dividends                                                                 (150,180)                   (150,180)
                                   --------- -------------- ----------- ------------ -------------- ------------- -------------
Balances as of
April 30, 2000                      500,000  $      50,000   19,244,757 $  2,358,716 $ (11,158,409)$  16,041,810     7,292,117

Issued for consulting
   services In May, 2000      0.46                              600,000        6,000                     268,470       274,470

Issued in settlement of
   Accounts payable
   In May, 2000               0.26                              129,700        1,297                      32,966        34,263

Issued in settlement of
   Notes payable
   In May, 2000               0.26                              170,300        1,703                      43,297        45,000

Issued for consulting
   services In June, 2000     0.38                              250,000        2,500                      92,750        95,250

Issued for consulting
   services In July, 2000     0.33                              990,000        9,900                     320,400       330,300


     The accompanying notes are an integral part of the financial statements

                            Vector Energy Corporation
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                       Years Ended April 30, 2001 and 2000

                                     Preferred Stock              Common Stock
                             ------------------------------  -----------------------
                             Price                                                                                   Total
                              Per   Number                    Number                    Retained       Paid       Stockholder's
                             Share Of Shares     Amount      of shares     Amount       Earnings     in capital     Equity
                             ----- --------- -------------- ----------- ------------ -------------- ------------- -------------

Issued in settlement of
   Accounts payable
   In July, 2000              0.31                               24,510          245                       7,255         7,500

Issued for consulting
   services In August, 2000   0.23                               40,000          400                       8,800         9,200

Issued in settlement of
   Accounts payable
   In August, 2000            0.31                               24,085          241                       7,259         7,500

Issued for consulting
   services In
   September, 2000            0.18                            1,200,000       12,000                     204,000       216,000

Issued in settlement of
   Accounts payable
   In September, 2000         0.20                               37,313          373                       7,127         7,500

Issued for consulting
   services In October 2000   0.16                              400,000        4,000                      60,000        64,000

Issued in settlement of
   Accounts payable
   In October, 2000           0.18                               41,667          417                       7,083         7,500

Issued for deferred loan
   costs In October, 2000     0.20                              950,595        9,506                     184,008       193,514

Issued for consulting
  services In November, 2000  0.14                              475,000        4,750                      63,700        68,450

Issued in settlement of
   Accounts payable
   In November, 2000          0.15                               48,701          487                       7,013         7,500

Issued in settlement of
   Notes payable
   In December, 2000          0.15                            3,945,663       39,457                     552,393       591,850

Conversion of line of credit
   Into preferred class A-1
   In December, 2000         1,000    3,000      3,000,000                                                           3,000,000

Issued in settlement of
   Accounts payable
   In December, 2000          0.17                               43,604          436                       7,064         7,500

Issued in settlement of
   Accounts payable
   In January, 2001           0.15                               50,336          503                       6,997         7,500

Issued in settlement of
   Accounts payable
   In February, 2001          0.14                               53,571          536                       6,964         7,500

     The accompanying notes are an integral part of the financial statements

                            Vector Energy Corporation
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                       Years Ended April 30, 2001 and 2000

                                     Preferred Stock              Common Stock
                             ------------------------------  -----------------------
                             Price                                                                                   Total
                              Per   Number                    Number                    Retained       Paid       Stockholder's
                             Share Of Shares     Amount      of shares     Amount       Earnings     in capital     Equity
                             ----- --------- -------------- ----------- ------------ -------------- ------------- -------------
Issued for consulting
services
   In March, 2001             0.19                              400,000        4,000                      73,500        77,500

Issued for consulting
services
   In April, 2001             0.18                              100,000        1,000                      17,000        18,000

Contingent consideration for
   Acquisition of properties
   In May thru October, 2000  0.39                               97,711          977                      37,070        38,047

Issued for development of
   Properties in May
   Through October, 2000      0.28                              727,773        7,278                     201,051       208,329

Sales of Common stock
   For Cash                   0.18                              969,000        9,690                     161,310       171,000

Stock options granted                                                                                     98.660        98.660

Cumulative effect on prior
   years of change in
   Accounting principle                                                                                  351,460       351,460

Prefered Stock Dividend                                                                (   100,000)                (   100,000)

Net loss                                                                               ( 2,131,152)                ( 2,131,152)

                                   --------- -------------- ----------- ------------ -------------- ------------- -------------
Balances as of
April 30, 2001                      503,000  $   3,050,000   31,014,286 $  2,476,412 $ (13,389,561) $ 18,869,407  $ 11,006,258
                                   ========= ============== =========== ============ ============== ============= =============




     The accompanying notes are an integral part of the financial statements

                            Vector Energy Corporation
                   Notes to Consolidated Financial Statements
                             April 30, 2001 and 2000


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

The Company periodically maintains cash balances in excess of FDIC insured limits. The amount is excess at April 30, 2001 totaled $739,000.

Oil and Gas Properties

The Company follows the full cost method of accounting for its oil and gas properties. All costs associated with property acquisition, exploration, and development activities are capitalized in a single, United States cost center. Internal costs directly identified with the acquisition, exploration and development activities of the Company are also capitalized. Capitalized costs are amortized on the unit-of-production basis using proved oil and gas reserves. Capitalized costs are limited to the present value of estimated future net revenues less estimated future expenditures using a discount factor of ten percent. Sales and abandonments of oil and gas properties are treated as reductions of the capitalized cost pool. At April 30, 2001 and 2000, there were no costs of unproved properties or major development projects included in the capitalized cost pool.

In accordance with Statement of Financial Accounting Standards No. 121 ("SFAS 121") - Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of, the Company assesses the need for an impairment of capitalized costs of oil and gas properties on a combined basis, with separate consideration given to unproved properties and major development projects, of which there were none at April 30, 2001 and 2000. If impairment is indicated based upon undiscounted future cash flows, then an impairment is recognized to the extent that net capitalized costs exceed discounted expected future cash flows. No impairment was considered necessary for the years ended April 30, 2001 and 2000.

                            Vector Energy Corporation
             Notes to Consolidated Financial Statements (Continued)
                             April 30, 2001 and 2000


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

The following is a summary of all significant noncash investing and financing activities and payments made for interest and income taxes for the years ended April 30, 2001 and 2000.

                                                   Year Ended      Year Ended
                                                 April 30, 2001  April 30, 2000
                                                 --------------  --------------
Noncash activities:
   Common stock issued for compensation         $      -       $        67,830
   Common stock issued for consulting fees      $    1,153,170 $     6,643,251
   Common stock issued for deferred loan cost   $      193,514 $       488,875
   Properties acquired for stock and
      assumption of liabilities                 $       38,047 $     1,737,500
   Stock issued in settlement of
      accounts payable                          $       94,263 $       245,821
   Stock issued in settlement of notes payable
      and interest due                          $      636,850 $      -
   Stock issued for the development of
      oil and gas properties                    $      208,329 $      -
   Preferred stock issued upon the
      conversion of debt                        $    3,000,000 $      -
Cash Payments:
   Interest                                     $      610,337 $       709,841
   Income Taxes                                 $            0 $             0

3. Acquisitions of Oil and Gas Properties

On May 8, 1998, the Company acquired various working and royalty interests in wells located in Texas, Louisiana and Oklahoma. To effect the transaction, the Company issued 30,000 shares of class AA preferred stock, valued at $3,000,000, and 313,124 shares of common stock, valued at $939,372. In addition, the Company assumed $6,100,000 in bank debt and $511,465 in accounts payable, net of accounts receivable and cash acquired. The Company capitalized $251,704 in expenses incurred in conjunction with this transaction. Subsequently, the Company issued 116,014 shares of common stock, valued at $163,065, for additional working interests in certain of the properties acquired.

                            Vector Energy Corporation
             Notes to Consolidated Financial Statements (Continued)
                             April 30, 2001 and 2000


On November 4, 1998, the Company acquired various working interests in wells located in Louisiana, Texas and Oklahoma. To effect the transaction, the Company issued 1,226,667 shares of common stock, valued at $1,840,000, and a $120,000 non-interest bearing note payable to the sellers. In addition, the Company assumed $690,522 in bank debt and $600,954 in accounts payable. The Company capitalized $15,145 in expenses incurred in conjunction with this transaction. The purchase and sale agreement also provides that the sellers may receive up to 500,000 additional shares of common stock based on the value of proved developed producing reserves attributable to the properties acquired, as determined by an independent engineering evaluation as of September 30, 1999. The Company was also required to expend a minimum of $500,000 in capital investment on the properties acquired within nine months or the sellers would be entitled to receive an additional 500,000 shares of common stock. Subsequently, the Company exchanged the working interests acquired in certain properties in Texas and
$30,000 for additional working interests in the properties acquired in Louisiana. On August 23, 1999, the Company issued 500,000 shares of common stock valued at $1,187,500 to the sellers under the terms of the purchase and sale agreement. The Company does not believe any additional shares will be issued to the sellers under this agreement.

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

4. Oil and Gas Producing Activities

Set forth below is certain information regarding the aggregate capitalized costs of oil and gas properties, as of April 30, 2001 and 2000, and costs incurred in oil and gas property acquisition, development and exploration activities for the years ended April 30, 2001 and 2000.

                                             April 30, 2001     April 30, 2000
                                             --------------     --------------
Capitalized Costs
   Proved properties                         $  16,959,121      $  16,083,311
   Unproved properties                                   0                  0
   Accumulated depreciation, depletion
      and amortization                        (    579,091)      (    446,562)
                                             --------------     --------------
                                             $  16,380,030      $  15,636,749
                                             ==============     ==============


                                               Year Ended         Year Ended
                                             April 30, 2001     April 30, 2000
                                             --------------     --------------
Cost Incurred
   Property acquisitions:
      Proved properties                      $      38,047      $   1,737,500
      Unproved properties                                0                  0
   Development costs                             1,017,766            146,779
   Exploration costs                                     0                  0
                                             --------------     --------------
                                             $   1,055,813      $   1,884,279
                                             ==============     ==============

                            Vector Energy Corporation
             Notes to Consolidated Financial Statements (Continued)
                             April 30, 2001 and 2000


The following presents the results of operations of oil and gas producing activities for the years ended April 30, 2001 and 2000:

                                               Year Ended         Year Ended
                                             April 30, 2001     April 30, 2000
                                             --------------     --------------

Oil and gas sales                            $   2,381,837      $   1,244,232
Production costs                               (   889,921)       (   747,676)
Exploration                                              0                  0
Depreciation, depletion and amortization       (   132,529)       (   208,654)
Impairment of oil and gas properties                     0                  0
                                             --------------     --------------
Operating Income (Loss)                          1,359,387        (   287,902)
Income tax                                               0                  0
                                             --------------     --------------
Net Income (Loss)                            $   1,359,387      $ (   287,902)
                                             ==============     ==============

5. Notes Payable

Total debt at April 30, 2001 and 2000 consists of the following:

                                             April 30, 2001     April 30, 2000
                                             --------------     --------------
              Line-of-credit                 $   3,150,846      $   6,729,596
              Other                                141,465            674,813

              Less current portion               3,292,311          7,404,409
                                             --------------     --------------
                                             $           0      $           0
                                             ==============     ==============

Line of Credit

The Company has a $10 million revolving credit note with First Union National Bank, which terminates on November 15, 2001. Interest on the note is payable monthly at a floating rate, which was 8.8675% and 9.59% at April 30, 2001 and 2000, respectively. The borrowing base under the note is determined periodically based upon the collateral value assigned to the mortgaged properties, and was $3,150,846 and $6,729,596 at April 30, 2001 and 2000, respectively. The borrowing base may be redetermined at the Bank's sole discretion.. The Company does not anticipate that the borrowing base under the note can be increased without incurring significant development costs.

On December 27, 2000, the Company amended its credit agreement to reduce its indebtedness by $3,000,000, reschedule principle payments, and remove all financial covenants. Under the terms of the amended credit agreement, the indebtedness is payable in three monthly installments of $31,250 beginning on January 15, 2001, seven monthly installments of $125,000 beginning on April 15, 2001, and a final installment of $2,400,846 due on November 14, 2001. No further borrowings are available. As part of the amended credit agreement, the Company issued 3,000 shares of Class A-1 Cumulative Convertible Preferred Stock to the bank in exchange for $3,000,000 in outstanding indebtedness and pledged its interest in the Mustang Island properties as additional collateral under the loan.

Certificates of Deposit

At April 30, 2001, the Company has three certificates of deposit totaling $100,000. Such certificates bear interest at rates ranging from 4.554% to 4.746 % and have maturity dates ranging from October 27, 2001 to April 3, 2002. The certificates of deposit are collateral for three letters of credit, with expiration dates corresponding to the maturity dates of the certificates, issued in favor of governmental agencies in states in which the Company operates wells. It is anticipated that such certificates of deposit and the corresponding letters of credit will be renewed at maturity.

                            Vector Energy Corporation
             Notes to Consolidated Financial Statements (Continued)
                             April 30, 2001 and 2000


Production Payments Payable

On October 19, 2000, the Company sold 543,197 shares of common stock together with a warrant to purchase 543,197 shares of common stock at $0.50 per share and an undivided 2.2% working interest in two nonproducing oil and gas wells to a private investor for a total consideration of $100,000.00 in cash. The investor is also entitled to recoup his investment out of future production from the wells, if any. On October 19, 2000, the closing price of the common stock was $0.24 per share. The proceeds of this transaction were used to fund development of the Mustang Island Properties.

On October 27, 2000, the Company sold 407,398 shares of common stock together with a warrant to purchase 407,398 shares of common stock at $0.50 per share and an undivided 2.2% working interest in two nonproducing oil and gas wells to a private investor for a total consideration of $100,000.00 in cash. The investor is also entitled to recoup his investment out of future production from the wells, if any. On October 27, closing price of the common stock was $0.155 per share. The proceeds of this transaction were used to fund development of the Mustang Island Properties.

Both of the transactions in October 2000 were treated by the Company as loans repayable out of production for accounting purposes. The stock issued was booked at its fair market value and treated as a loan cost to be amortized over the life of the loan.

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

Other notes payable

The Company was obligated under a 10%, unsecured promissory note payable to the brother of the Company's president. In conjunction with the issuance of the note, the Company issued a warrant to purchase 100,000 shares of the Company's common stock at $0.10 per share. Such warrant expired on October 30, 2008. The note had an original maturity date of April 30, 1998, which was extended by the Company until October 30, 1999 by the issuance of 100,000 shares of common stock to the holder. Under the terms of the note, the Company issued an additional 200,000 shares of common stock to the holder due to its failure to pay the balance due by the extended maturity date. The balance of principal and accrued interest at April 30, 2000 was $500,000 and $74,521, respectively. In December 2000, the note balance of $500,000 and accrued interest of $91,850 was converted into 3,945,663 shares of the Company's common stock.

The Company was obligated under an unsecured non-interest bearing promissory note, payable in equal monthly installments of $10,000 per month. The outstanding balance on this note at April 30, 2000 was $45,000. In May 2000, the balance of the note was converted into 170,300 shares of the Company's common stock

The Company is obligated under unsecured installment notes, which were issued to various vendors in settlement of accounts payable. The notes, which bear interest at rates ranging from 0% to 13.6%, call for monthly payments totaling $21,865 and $13,684 at April 30, 2001 and 2000, respectively. The outstanding principal balances totaled $141,465 and $129 at April 30, 2001 and 2000, respectively.

                            Vector Energy Corporation
             Notes to Consolidated Financial Statements (Continued)
                             April 30, 2001 and 2000


6. Income Taxes

The Company has available at April 30, 2001 an approximate $2,400,000 unused operating loss carryforward that may be applied against future taxable income, and that expires in the year 2018. The tax benefit of unused operating loss carryforwards of approximately $816,000 has been offset by a full valuation allowance.

7. Stockholder's Equity

Preferred Stock

The Company is authorized to issue 3,000 shares of Class A-1 Cumulative Convertible Preferred Stock (Class A-1 Preferred Stock). Class A-1 Preferred Stock was issued for $1,000 per share and is entitled to receive cumulative cash dividends at the annual rate of 8% payable annually in arrears commencing December 1, 2001 when and as declared by the Board of Directors. All shares of Class A-1 Preferred Stock were issued to the Company's secured lender on December 27, 2000 as consideration for the reduction in the Company's secured indebtedness by $3,000,000.00 and remain outstanding. The Class A-1 Preferred Stock will convert to common stock upon the effective date of its registration. Each share of Class A-1 Preferred Stock will convert into shares of the Company's common stock equal to $1,000.00 per share plus all accumulated and unpaid dividends (the "Liquidation Value") divided by the lesser of $0.50 or 90% of the average of the highest bid and lowest asked prices of the common stock over a period of twenty-one consecutive trading days ending on the trading day immediately prior to the date of conversion. In addition, on the first anniversary of the conversion, each holder may be entitled to receive additional shares ("Contingent Shares") equal to 110% of the Liquidation Value divided by the average of the highest bid and lowest asked prices of the common stock over a period of twenty-one consecutive trading days ending on the trading day immediately prior to the first anniversary date of such conversion minus the shares received by such holder upon the conversion. If the computation of Contingent Shares results in a negative number then no Contingent Shares shall be issued. Each share of Class A-1 Preferred Stock is entitled to cast a number of votes equal to the number of shares of common stock into which the Class A-1 Preferred Stock is convertible. The Class A-1 Preferred Stock is senior to all other series of preferred stock and all of the Company's common stock.

The Company is authorized to issue 500,000 shares of Class B Preferred Stock, par value $1.00 per share. The holders of Class B Preferred Stock are not entitled to receive any dividends. As of April 30, 2001 and 2000, 500,000 shares of the Class B Preferred Stock were issued and outstanding. The Class B Preferred Stock is redeemable in whole, but not in part, at the option of the Corporation by resolution of the Corporation's Board of Directors at anytime at $1.00 per share. Each share of Class B Preferred Stock has the voting rights equal to 100 shares of the Company's common stock. The holders of Class B shares are entitled to elect at least two directors to the Board of Directors of the Corporation. The holders of Class B Preferred Stock voting as a class will have the right to remove without cause at any time and replace any director such holders have elected.

Common Stock

The Company has 100,000,000 shares of authorized common stock, of which 31,014,286 and 19,244,757 shares were issued and outstanding at April 30, 2001 and 2000, respectively.

Stock Options and Warrants

In December 1998, the Company granted options to certain key employees to purchase 500,000 shares of the Company's common stock at the purchase price of $1.00 per share. These options were exercisable at anytime from May 1, 1999 until their expiration on May 1, 2007 and were non-transferable. In March 2000, the Company granted options to certain key employees to purchase 1,242,000 shares of the Company's common stock at the purchase price of $0.50 per share. These options were exercisable at anytime from April 1, 2000 until their expiration on March 2, 2005 and were non-transferable. In August 2000, all options previously granted were forfeited and the Company granted options to purchase 1,880,000 shares of The Company's common stock at the purchase price of $0.23 per share. These options may be exercised at any time from September 25, 2000 until their expiration on August 25, 2005 and are non-transferable. In March 2001, the Company granted options to an employee to purchase 200.000 shares of the Company's common stock at the purchase price of $0.15 per share. These options are exercisable at anytime from April 1, 2001 until their expiration on March 1, 2006. The options, which were issued at a price equal to or exceeding the market value of the underlying stock on the date of the grant, are not intended to qualify as incentive stock options

                            Vector Energy Corporation
             Notes to Consolidated Financial Statements (Continued)
                             April 30, 2001 and 2000


under Internal Revenue Code Section 422. The Company applied Accounting Principles Board No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for options granted during the years ended April 30, 2000. In August 2000, the Company implemented the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (SFAS No. 123) using a Black Scholes option pricing model. Accordingly, the Company recognized $98,660 in compensation cost during the year ended April 30, 2001 for options granted. The table following presents the assumptions used in calculating the fair value of the options granted and the pro forma effect on net loss for the year ended April 30, 2000 had the provisions of SFAS No. 123 been implemented:

                                       2001               2000
                                       ----               ----
Assumptions Used:
   Expected Life (Years)                3                   3
   Stock Volatility                275% to 285%            66%
   Dividends                           None               None
   Risk Free Interest Rate        5.00% to 6.37%          6.75%

Net Loss:
   As Reported                         N/A              $ (8,417,837)
   Pro Forma                           N/A              $ (8,579,327)

In December 2000, warrants for the purchase of 400,000 shares of the Company's common stock were exercised at a purchase price of $0.10 per share. In October 2000, the Company sold warrants to two investors to purchase 950,595 shares of the Company's common stock at the purchase price of $0.50 per share. These warrants may be exercised at any time until their expiration on October 19, 2003 and are transferable and are the only warrants outstanding at April 30, 2001

8. Significant Customers

The Company currently markets the oil and gas production from its properties to nine customers, two of which represent sales in excess of 10% of the Company's total oil and gas revenues. These two customers represent approximately 39% and 18% of the Company's total oil and gas revenues, respectively. During the year ended April 30, 2000 the Company marketed the oil and gas production from its properties to fourteen customers, one of which represented sales in excess of 10% of the Company's total oil and gas revenues. This one customer represented approximately 46% of the Company's total oil and gas revenues. The availability of oil and gas purchasers is such, however, that any customer discontinuing purchases from the Company could almost assuredly be replaced by another buyer.

9. Related Party Transactions

During the years ended April 30, 2000 the Company sublet office space from a related party for $2,283 per month.

During the year ended April 30, 2001 and 2000, an officer and director of the Company made unsecured advances totaling $7,000 and $145,992, respectively, to the Company. The Company is obligated under a production payment to an entity whose principal is the brother of the Company's president. At April 30, 2001, the balance due under such production payment was $972,875

10. Risk Management

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

                            Vector Energy Corporation
             Notes to Consolidated Financial Statements (Continued)
                             April 30, 2001 and 2000

11.  Going Concern

As shown in the financial statements, the Company incurred net losses of approximately $2,100,000 and $8,400,000 for the years ended April 30, 2001 and 2000, respectively. Current liabilities exceeded current assets by approximately $5,494,000 and $8,898,000 at April 30, 2001 and 2000, respectively. Amounts outstanding and payable to creditors are in arrears and the Company is in negotiations with creditors to obtain extensions and settlements of outstanding amounts. Of the $11,106,258 and $7,292,117 in shareholders' equity at April 30, 2001 and 2000, respectively, $16,380,030, respectively, is attributable to the Company's investment in oil and gas properties. Although the properties generated  operating  income  for the year  ended  April  30,  2000,  management anticipates that significant additional expenditures will be necessary to develop the properties, which consist of only proved reserves, before significant positive operating cash flows will be achieved. These factors are an indication that the Company may be unable to continue in existence.

Management's plans to alleviate these conditions include the renegotiation of certain trade payables, settlements of debt amounts with stock, deferral of certain time payments, and sales of properties, as considered necessary by management. In addition, management is pursuing business partnering arrangements for the acquisition and development of additional properties as well as debt and equity funding through private placements

The accompanying financial statements are prepared as if the Company will continue as a going concern. They contain none of the adjustments, including adjustments to recorded assets and liabilities, which might be necessary if the Company were unable to continue.

12. Change in Accounting Principle


In the third quarter of fiscal 2001, the Company elected to adopt effective for all of fiscal 2001 and future years the accounting provisions of SFAS No. 123 (Accounting for Stock Based Compensation) as it pertains to options issued to employees. The net loss for fiscal 2001 includes the cumulative effect [($351,460) net of tax of $0, or ($0.01) per share] necessary to adjust the Company's recorded compensation for all options issued to employees prior to fiscal 2001. Assuming the accounting change had been applied retroactively, fiscal 2000 net loss would be increased by ($273,240), or ($0.03) per share.

13. Subsequent Events

In June 2001, the Company entered into a long term lease for office space at an annual rental of $65,124

14. Oil and Gas Reserve Information (Unaudited)

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

Future prices received for production and future production costs may vary, perhaps significantly, from the prices and costs assumed for purposes of these estimates. There can be no assurance that the proved reserves will be developed within the periods indicated or that prices and costs will remain constant. There can be no assurance that actual production will equal the estimated amounts used in the preparation of reserve projections. In accordance with the Securities and Exchange Commission's guidelines, the Company's internal petroleum engineers' estimates of future net cash flows from the Company's proved properties and the present value thereof are made using oil and natural gas sales prices in effect as of the dates of such estimates and are held constant throughout the life of the properties. Average prices used in estimating the future net cash flows were $23.17 per barrel of oil and $5.59er Mcf of gas and $25.71 per barrel of oil and $2.89 per Mcf of natural gas at April 30, 2001 and 2000, respectively.

                            Vector Energy Corporation
             Notes to Consolidated Financial Statements (Continued)
                             April 30, 2001 and 2000


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


                                               Oil                Gas
                                              (Bbls)             (Mcf)
                                          --------------    --------------
                                                      (in thousands)
Proved Reserves
Estimated Quantities - April 30, 1999             3,563            13,698
Acquisitions                                        344            23,823
Sales of Reserves in Place               (           24     (       2,331)
Production                               (            9)    (         391)
Revisions                                (           17)    (       3,023)
                                         ---------------    --------------
Estimated Quantities - April 30, 2000             3,857            31,776
Sales of Reserves in Place               (           10)    (         725)
Production                               (           10)    (         378)
Revisions                                (          241)    (      10,116)
                                         ---------------    --------------
Estimated Quantities - April 30, 2001             3,596             20,517
                                         ===============    ==============

Proved Developed Reserves
April 30, 2001                                      286             19,070
April 30, 2000                                      381             24,378

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves:

                                                  As of April 30,
                                               2001              2000
                                         ---------------    --------------
                                                  (in thousands)

Future cash inflows                      $      190,982     $     190,898
Future production costs                   (      31,740)     (     34,850)
Future development costs                  (      15,212)     (     14,443)
                                          --------------     -------------
Future net cash flows                           144,030           141,605
10% annual discount for estimating
   Timing of cash flows                   (      74,433)     (     67,092)
                                          --------------     -------------

Standardized measure of discounted
   Future net cash flows                 $       69,597     $      74,513
                                         ===============    ==============

                            Vector Energy Corporation
             Notes to Consolidated Financial Statements (Continued)
                             April 30, 2001 and 2000


Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves:

                                                      Year Ended April 30,
                                                      2001            2000
                                                ---------------  --------------
                                                         (in thousands)
Standardized measure of discounted
   Future net cash flows, beginning of year     $       74,513   $      21,219

Changes due to operations:
Sales, net of production costs                   (       1,492)   (        497)
Net change in prices, net of production costs           47,353          18,916
Development costs incurred                               1,018             147
Change in future development costs               (       1,675)   (        616)
Revisions of quantity estimates                  (      36,624)   (      1,060)
Acquisitions                                              -             37,306
Sales of Reserves                                (       2,608)   (      1,270)
Changes in production rates, timing and other    (      18,339)   (      1,654)
Accretion of discount                                    7,451           2,022
                                                ---------------  --------------

Standardized measure of discounted
   Future net cash flows, end of year           $       69,597   $      74,513
                                                ===============  ==============