Form 10QSB
period 2001-07-31
VECTOR ENERGY CORP /TEXAS/
filed 2001-09-21
CIK 1036265

===============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITITES EXCHANGE ACT OF 1934. For the quarter ended July 31, 2001

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

                        8303 Southwest Freeway, Suite 950
                              Houston, Texas 77074
                     (Address of principal executive office)

                                 (713) 773-3284
                           (Issuer's telephone number)



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

At September 15, 2001 there were 35,184,286 shares of no par value common stock outstanding.

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

Item 2.     Management's Discussion and Analysis or Plan of Operation

On July 31, 2001, The Company had a working capital deficit of $ 5,766,548. This is primarily due to net payables assumed in the acquisition of oil and gas properties, and the classification of the Company's secured debt as current. The Company has begun to settle many of the assumed payables for a combination of cash and the Company's common stock. Management believes that they will be able to continue this.

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

For the past three months, the Company's oil and gas revenues have been sufficient to satisfy its oil and gas operating expenses and a portion of the interest payments. The Company's general and administrative expenses, development costs and the remainder of the interest payments have been funded primarily from the proceeds from the sale of stock. Pursuant to the Fifth Amendment to the Credit Agreement, the Company escrowed $400,000 to pay principal and interest due pursuant to the Fifth Amendment The company anticipates that wells currently being brought into production will be sufficient to meet its obligations after November 2001. However, there can be no assurance that this will occur. It may be that an additional equity funding will be required to meet the current needs of the Company. Any inability of the Company to raise additional capital under such circumstances will limit the development of most of its oil and gas properties and may prevent the Company from meeting its cash requirements. In any event, it will be necessary for the Company to obtain new financing prior to November 15, 2001. If the wells currently being brought into production perform as expected such financing should be available; however, there is no assurance that such financing will in fact be available or that the wells will, in fact, perform as expected. In the absence of such well performance or financing, the company will not be able to meet the payment due under its credit agreement on November 15, 2001.

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

                                            Date: September 19, 2001


                                        By  /S/ Stephen F. Noser,
                                            ------------------------------------
                                            Stephen F. Noser
                                            President
                                            Principal Executive Officer

                                            Date: September 19, 2001

                            Vector Energy Corporation

                              FINANCIAL STATEMENTS

                                  July 31, 2001

                                   (Unaudited)

                                    CONTENTS



                                                              Page
                                                              ----

UNAUDITED CONSOLIDATED BALANCE SHEET                          F-3 to F-4

UNAUDITED CONSOLIDATED STATEMENT OF INCOME                    F-5

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS                F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                    F-7 to F-10

                            Vector Energy Corporation
                           CONSOLIDATED BALANCE SHEET
                                  July 31, 2001
                                   (Unaudited)






ASSETS

CURRENT ASSETS
  Cash                                                       $    365,377
  Certificates of deposit                                         100,000
  Revenue accounts receivable                                     403,525
  JIB accounts receivable                                          57,772
                                                             ------------
     Total current assets                                         926,674
                                                             ------------
PROVED OIL AND GAS PROPERTIES, USING THE
  FULL COST METHOD OF ACCOUNTING                               17,086,769


Less accumulated depreciation, depletion, amortization
  and impairment                                                  637,418
                                                             ------------
Net oil and gas properties                                     16,449,351
                                                             ------------
OTHER ASSETS
  Other property and equipment, less accumulated
    depreciation of $52,821                                        53,840
  Long term accounts receivable                                   136,642
  Deferred loan costs - net                                        11,947
  Other assets                                                     12,353
                                                             ------------
     Total other assets                                           214,782
                                                             ------------
                                                             $ 17,590,807
                                                             ============

    The accompanying notes are an integral part of the financial statements

                            Vector Energy Corporation
                           CONSOLIDATED BALANCE SHEET
                                  July 31, 2001
                                   (Unaudited)



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Line of Credit                                             $  2,905,846
  Notes payable                                                    72,546
  Production payments payable                                   1,212,918
  Accounts payable - trade                                      1,259,512
  Royalties payable                                               524,259
  Working interest revenues payable                               121,564
  Taxes payable                                                   166,337
  Advances from related party                                     152,492
  Accrued payroll                                                 106,883
  Accrued dividends payable                                       160,000
  Accrued interest                                                 10,865
                                                             -------------
     Total current liabilities                                  6,693,222
                                                             -------------
STOCKHOLDERS' EQUITY
  Preferred stock class A-1, cumulative convertible;
    $1,000 par value per share, 3,000 shares authorized;
    issued and outstanding                                      3,000,000
  Preferred stock class B, noncumulative nonconvertible;
    $1 par value per share, 500,000 shares authorized;
    500,000 shares issued and outstanding                          50,000
Common stock, no par value; 100,000,000
    shares authorized; 34,884,286 shares issued and
    outstanding at July 31, 2001                                2,468,461
  Additional paid-in capital                                   19,575,208
  Retained earnings                                           (14,242,734)
                                                             -------------
     Total stockholders' equity                                10,897,585
                                                             -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 17,590,807
                                                             =============

    The accompanying notes are an integral part of the financial statements

                            Vector Energy Corporation
                        CONSOLIDATED STATEMENT OF INCOME
                                Three Months Ended
                                  July 31, 2001
                                   (Unaudited)





REVENUES

  Oil sales                                                  $      33,343
  Gas sales                                                        503,991
  Production byproducts                                             10,610
  Interest income                                                      179
                                                             --------------
      Total revenues                                               548,123
                                                             --------------
EXPENSES

  Production taxes                                                  19,274
  Lease operating expense                                          226,271
  Depletion of oil and gas properties                               58,327
  Interest expense                                                  68,325
  General and administrative expense                               969,104
                                                             --------------
      Total expenses                                             1,341,301
                                                             --------------
Net Loss                                                        (  793,178)

Preferred Dividend                                                  60,000
                                                             --------------
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS                    $  (  853,178)
                                                             ==============

NET LOSS PER COMMON SHARE
   Basic                                                           $ (0.03)
                                                                   ========

 WEIGHTED AVERAGE NUMBER SHARES OUTSTANDING                     32,611,678
                                                             ==============


    The accompanying notes are an integral part of the financial statements

                            Vector Energy Corporation
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                Nine Months Ended
                                  July 31, 2001
                                   (Unaudited)





CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                   $  (   853,178)
  Adjustments to reconcile net loss to
    net cash used by operating activities:
      Depletion of oil and gas properties                            58,327
      Amortization expense                                           11,949
      Depreciation expense                                            5,336
      Stock issued for consulting fees                              744,500
      Increase in accounts receivable                               (14,372)
      Increase in accounts payable                                    7,071
      Increase in royalties and revenues payable                     16,633
      Increase in accrued dividends payable                          60,000
      Increase in other current liabilities                           1,573
      Increase in other current assets                               (5,427)
                                                             ---------------
         Net cash provided by operating activities                   32,412
                                                             ---------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Development Costs Incurred                                       (127,648)
  Purchase of fixed assets                                           (6,549)
                                                             ---------------
         Net cash used by investing activities                     (134,197)
                                                             ---------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Payment on Line of Credit                                        (245,000)
  Note repayments                                                   (68,919)
  Repayment of production payments                                   (9,957)
                                                             ---------------
         Net cash used by financing activities                     (323,876)
                                                             ---------------
NET DECREASE IN CASH
  AND CASH EQUIVALENTS                                             (425,661)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                               791,038
                                                             ---------------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                              $      365,377
                                                             ===============


    The accompanying notes are an integral part of the financial statements

                            Vector Energy Corporation
              Notes to Unaudited Consolidated Financial Statements
                                  July 31, 2001

Management's Representation of Interim Financial Information

The accompanying financial statements have been prepared by Vector Energy Corporation (The Company) without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. These financial statements should be read in conjunction with the audited financial statements included in the Company's Form 10-KSB, as of April 30, 2001.

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

Oil and Gas Properties

The Company follows the full cost method of accounting for its oil and gas properties. All costs associated with property acquisition, exploration, and development activities are capitalized in a single, United States cost center. Internal costs directly identified with the acquisition, exploration and development activities of the Company are also capitalized. Capitalized costs are amortized on the unit-of-production basis using proved oil and gas reserves. Capitalized costs are limited to the present value of estimated future net revenues less estimated future expenditures using a discount factor of ten percent. Sales and abandonments of oil and gas properties are treated as reductions of the capitalized cost pool. At July 31,2001, there were no costs of unproved properties or major development projects included in the capitalized cost pool.

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

                           Vector Energy Corporation
        Notes to Unaudited Consolidated Financial Statements (Continued)
                                  July 31, 2001

Statement of Cash Flows

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

The following is a summary of all significant noncash investing and financing activities and payments made for interest and income taxes for the period ended July 31, 2001:

Noncash activities:
     Common stock issued for consulting fees                    $   744,500
Cash payments:
     Interest                                                   $    69,631

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

                            Vector Energy Corporation
        Notes to Unaudited Consolidated Financial Statements (Continued)
                                  July 31, 2001


Line of Credit

The Company has a $10 million revolving credit note with the First Union National Bank which terminates on March 15, 2001. Interest on the note is payable monthly at a floating rate which was 7.92% at July 31, 2001. The borrowing base under the note is determined periodically based upon the collateral value assigned to the mortgaged properties, and is currently $2,905,846. The borrowing base may be redetermined at the Bank's sole discretion. Principle payments were scheduled at $125,000 per month. In addition, the note places certain restrictions on the use of the revenues from the mortgaged properties. The Company does not anticipate that the borrowing base under the note can be increased without incurring development costs which are significantly greater than those required under the terms of the note.

On December 27, 2000, the company entered into the Fifth Amendment to its credit agreement. As a result of that agreement, the Company's note was reduced by $3,000,000. The note, as amended is payable in six monthly installments of $125,000. from May 15, 2001 through October 15, 2001 and a final installment of $2,400,846 due November 15, 2001. No further borrowings are available. All financial covenants have been removed. As a part of this amendment, the Company issued 3,000 shares of Class A-1 Cumulative Convertible Preferred Stock to its lender in exchange for $3,000,000 in outstanding indebtedness and pledged its interest in the Mustang Island Properties as additional collateral to the lender. Under the terms of the preferred stock, the holder of such stock is required to convert the preferred stock into shares of common stock immediately upon the registration of the common stock. Each share of preferred stock converts into an number of Initial Shares equal to $1,000 worth of common stock at a price equal to the lesser of (i) $0.50 per share or (ii) ninety percent (90%) of the Average Market Price. The Average Market Price is defined as the average of the highest bid and lowest asked prices of the common stock over a period of twenty-one consecutive Trading Days ending on the Trading Day immediately prior to the date of conversion. In addition, following conversion, the holder of each preferred share prior to conversion will also be entitled to receive a number of Contingent Shares equal to one hundred ten percent (110%) of the Liquidation Value of such share divided by the Average Market Price on the first anniversary of the Conversion Date minus the number of Initial Shares. The Liquidation Value is an amount equal to all declared and unpaid dividends and distributions, in any, on the preferred stock plus $1,000. The Company is required to register the resale of the common stock with the Securities and Exchange Commission. On July 31, 2001 the closing price of the Common Stock, which is quoted on the Electronic Bulletin Board under the symbol "VECT", was $0.17 per share.

Notes Payable

The Company is obligated under unsecured installment notes, which were issued to various vendors in settlement of accounts payable. The notes, which bear interest at rates ranging from 0% to 10.5%, call for monthly payments totaling $21,865 at July 31, 2001. The outstanding principal balances totaled $72,546 at July 31, 2001.

Stockholder's Equity

Preferred Stock

The Company has 20,000,000 authorized shares of preferred stock.

The Company is authorized to issue 3,000 shares of Class A-1 Cumulative Convertible Preferred Stock (Class A-1 Preferred Stock). Class A-1 Preferred Stock was issued for $1,000 per share and is entitled to receive cumulative cash dividends at the annual rate of 8% payable annually in arrears commencing December 1, 2001 when and as declared by the Board of Directors. All shares of Class A-1 Preferred Stock were issued to the Company's secured lender on December 27, 2000 as consideration for the reduction in the Company's secured indebtedness by $3,000,000.00 and remain outstanding. The Class A-1 Preferred Stock will convert to common stock upon the effective date of this registration. Each share of Class A-1 Preferred Stock will convert into shares of the

                           Vector Energy Corporation
        Notes to Unaudited Consolidated Financial Statements (Continued)
                                  July 31, 2001


Company's number of shares of common stock equal to $100.00 per share plus all accumulated and unpaid dividends (the "Liquidation Value") divided by the lesser of $0.50 or 90% of the average of the highest bid and lowest asked prices of the Common Stock over a period of twenty-one consecutive Trading Days ending on the Trading Day immediately prior to the date of conversion. In addition, on the first anniversary of the conversion, each holder may be entitled to receive additional shares ("Contingent Shares") equal to 110% of the Liquidation Value divided by the average of the highest bid and lowest asked prices of the Common Stock over a period of twenty-one consecutive Trading Days ending on the Trading Day immediately prior to the first anniversary date of such conversion minus the shares received by such holder upon the conversion. If the computation of Contingent Shares results in a negative number then no Contingent Shares shall be issued. Each share of Class A-1 Preferred Stock is entitled to cast a number of votes equal to the number of shares of common stock into which the Class A-1 Preferred Stock is convertible. Accrued and unpaid dividends totaled $160,000 at July 31, 2001

The Company is authorized to issue 500,000 shares of Class B Preferred Stock, par value $1.00 per share. Class B Preferred Stock is subordinate to Class AA 6% Preferred Stock in priority, both of which are senior to any and all capital stock. The holders of Class B Preferred Stock are not entitled to receive any dividends. As of July 31, 2001 500,000 shares of the Class B Preferred Stock were issued and outstanding. The Class B Preferred Stock is redeemable in whole, but not in part, at the option of the Corporation by resolution of the Corporation's Board of Directors at anytime at $1.00 per share. Each share of Class B Preferred Stock has the voting rights equal to 100 shares of the Company's common stock. The holders of Class B shares are entitled to elect at least two directors to the Board of Directors of the Corporation. The holders of Class B Preferred Stock voting as a class will have the right to remove without cause at any time and replace any director such holders have elected.

Stock Options and Warrants

The Company has granted options to certain key employees to purchase 2,080,000 shares of the Company's common stock at purchase prices ranging from $0.15 to $0.23 per share. These options expire on dates ranging from August 25, 2005 to March 1, 2006 and are non-transferable. The options, which were issued at a price equal to or exceeding the market value of the underlying stock on the date of the grant, are not intended to qualify as incentive stock options under Internal Revenue Code Section 422. The Company follows the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (SFAS No. 123) using a Black Scholes option pricing model.

Also outstanding at July 31, 2001 are warrants for the purchase of 950,595 shares of the Company's common stock at a purchase price of $0.50 per share. The warrants expire on October 19, 2003 and are transferable.