Form 10QSB
period 2001-10-31
VECTOR ENERGY CORP /TEXAS/
filed 2001-12-27
CIK 1036265

===============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITITES EXCHANGE ACT OF 1934. For the quarter ended October 31, 2001

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

At December 15, 2001 there were 35,284,286 shares of no par value common stock outstanding.

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

Item 2.     Management's Discussion and Analysis or Plan of Operation

On October 31, 2001, The Company had a working capital deficit of $ 6,136,400. This is primarily due to net payables assumed in the acquisition of oil and gas properties, and the classification of the Company's secured debt as current. The Company has begun to settle many of the assumed payables for a combination of cash and the Company's common stock. Management believes that they will be able to continue this.

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

On December 27, 2000, the company entered into the Fifth Amendment to its credit agreement. As a result of that agreement, the Company's indebtedness was reduced by $3,000,000 This indebtedness was payable in (a) three (3) monthly installments of $31,250.00 from January 15, 2001 through March 15, 2001; (b) seven (7) monthly installments of $125,000.00 from April 15, 2001 through October 15, 2001 and (c) a final installment of $2,400,845.81 due November 15, 2001. No further borrowings were available. All financial covenants were removed. As a part of this amendment, the Company issued 3,000 shares of Class A-1 Cumulative Convertible Preferred Stock to its lender in exchange for $3,000,000 in outstanding indebtedness and pledged its interest in the Mustang Island Properties as additional collateral to the lender. Under the terms of the preferred stock, the holder of such stock is required to convert the preferred stock into shares of common stock immediately upon the registration of the common stock. Each share of preferred stock converts into an number of Initial

Shares  equal to $1,000  worth of common stock at a price equal to the lesser of
(i) $0.50 per share or (ii) ninety percent (90%) of the Average Market Price. The Average Market Price is defined as the average of the highest bid and lowest asked prices of the common stock over a period of twenty-one consecutive Trading Days ending on the Trading Day immediately prior to the date of conversion. In addition, following conversion, the holder of each preferred share prior to conversion will also be entitled to receive a number of Contingent Shares equal to one hundred ten percent (110%) of the Liquidation Value of such share divided by the Average Market Price on the first anniversary of the Conversion Date minus the number of Initial Shares. The Liquidation Value is an amount equal to all declared and unpaid dividends and distributions, in any, on the preferred stock plus $1,000. The Company is required to register the resale of the common stock with the Securities and Exchange Commission. On December 17, 2001 the closing price of the Common Stock, which is quoted on the Electronic Bulletin Board under the symbol "VECT", was $0.082 per share.

The Company failed to make all of the principal payments due under the Fifth Amendment to its credit agreement and on November 15, 2001 entered into a Sixth Amendment to its credit agreement. The note, as amended, was payable in one monthly installment of $125,000 due on December 15, 2001 and a final installment of $2,686,706 on January 15, 2002.

The Company failed to make the principal payment due on December 15, 2001. On December 17, 2001, the lender agreed to forebear exercising its rights under the credit agreement, as amended, as a result of the Company's failure to make such payment. Such forebearance will automatically terminate on January 15, 2002 when the credit agreement, as amended, terminates.

For the past three months, the Company's oil and gas revenues have been sufficient to satisfy its oil and gas operating expenses and a portion of the interest payments. The Company's general and administrative expenses, development costs and the remainder of the interest payments have been funded primarily from a single transaction involving the granting of an option which has expired. Pursuant to the Fifth Amendment to the Credit Agreement, the Company escrowed $400,000 to pay principal and interest due pursuant to the Fifth Amendment The company anticipates that wells currently being brought into production will be sufficient to meet its obligations after January 2002. However, there can be no assurance that this will occur. It may be that an additional equity funding will be required to meet the current needs of the Company. Any inability of the Company to raise additional capital under such circumstances will limit the development of most of its oil and gas properties and may prevent the Company from meeting its cash requirements. In any event, it will be necessary for the Company to obtain new financing or renegotiate the terms of existing financing prior to January 15, 2002. If the wells currently being brought into production perform as expected such financing should be available; however, there is no assurance that such financing will in fact be available or that the wells will, in fact, perform as expected. In the absence of such well performance, new financing or renegotiation of existing financing, the company will not be able to meet the payment due under its credit agreement on January 15, 2002.

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

                                            Date: December 26, 2001


                                        By  /S/ Stephen F. Noser,
                                            ------------------------------------
                                            Stephen F. Noser
                                            President
                                            Principal Executive Officer

                                            Date: December 26, 2001

                            Vector Energy Corporation

                              FINANCIAL STATEMENTS

                                October 31, 2001

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

UNAUDITED CONSOLIDATED BALANCE SHEET                          F-3 to F-4

UNAUDITED CONSOLIDATED STATEMENT OF INCOME                    F-5

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS                F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                    F-7 to F-10

                            Vector Energy Corporation
                           CONSOLIDATED BALANCE SHEET
                                October 31, 2001
                                   (Unaudited)






ASSETS

CURRENT ASSETS
  Cash                                                       $    177,165
  Certificates of deposit                                         100,000
  Revenue accounts receivable                                     187,485
  JIB accounts receivable                                          43,060
                                                             ------------
     Total current assets                                         507,710
                                                             ------------
PROVED OIL AND GAS PROPERTIES, USING THE
  FULL COST METHOD OF ACCOUNTING                               17,313,272


Less accumulated depreciation, depletion, amortization
  and impairment                                                  689,613
                                                             ------------
Net oil and gas properties                                     16,623,659
                                                             ------------
OTHER ASSETS
  Other property and equipment, less accumulated
    depreciation of $56,659                                        50,002
  Long term accounts receivable                                   136,642
  Deferred loan costs - net                                          -
  Other assets                                                     12,353
                                                             ------------
     Total other assets                                           198,997
                                                             ------------
                                                             $ 17,330,366
                                                             ============

    The accompanying notes are an integral part of the financial statements

                            Vector Energy Corporation
                           CONSOLIDATED BALANCE SHEET
                                October 31, 2001
                                   (Unaudited)



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Line of Credit                                             $  2,811,706
  Notes payable                                                    35,093
  Production payments payable                                   1,184,518
  Accounts payable - trade                                      1,408,399
  Royalties payable                                               441,331
  Working interest revenues payable                               109,638
  Taxes payable                                                   165,176
  Advances from related party                                     152,492
  Accrued payroll                                                 106,883
  Accrued dividends payable                                       220,000
  Accrued interest                                                  8,874
                                                             -------------
     Total current liabilities                                  6,644,10
                                                             -------------
STOCKHOLDERS' EQUITY
  Preferred stock class A-1, cumulative convertible;
    $1,000 par value per share, 3,000 shares authorized;
    issued and outstanding                                      3,000,000
  Preferred stock class B, noncumulative nonconvertible;
    $1 par value per share, 500,000 shares authorized;
    500,000 shares issued and outstanding                          50,000
Common stock, no par value; 100,000,000
    shares authorized; 35,284,286 shares issued and
    outstanding at October 31, 2001                             2,519,111
  Additional paid-in capital                                   19,630,408
  Retained earnings                                           (14,513,263)
                                                             -------------
     Total stockholders' equity                                10,686,256
                                                             -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 17,330,366
                                                             =============

    The accompanying notes are an integral part of the financial statements

                            Vector Energy Corporation
                        CONSOLIDATED STATEMENT OF INCOME
                                Three Months Ended
                                October 31, 2001
                                   (Unaudited)





REVENUES

  Oil sales                                                  $      38,836
  Gas sales                                                        321,272
  Production byproducts                                              6,763
  Other income                                                      60,000
                                                             --------------
      Total revenues                                               426,871
                                                             --------------
EXPENSES

  Production taxes                                                  14,875
  Lease operating expense                                          229,385
  Depletion of oil and gas properties                               52,195
  Interest expense                                                  55,555
  General and administrative expense                               285,390
                                                             --------------
      Total expenses                                               637,400
                                                             --------------
Net Loss                                                        (  210,529)

Preferred Dividend                                                  60,000
                                                             --------------
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS                    $  (  270,529)
                                                             ==============

NET LOSS PER COMMON SHARE
   Basic                                                           $ (0.01)
                                                                   ========

 WEIGHTED AVERAGE NUMBER SHARES OUTSTANDING                     35,171,100
                                                             ==============


    The accompanying notes are an integral part of the financial statements

                            Vector Energy Corporation
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                Nine Months Ended
                                October 31, 2001
                                   (Unaudited)





CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                   $  (   270,529)
  Adjustments to reconcile net loss to
    net cash used by operating activities:
      Depletion of oil and gas properties                            52,195
      Amortization expense                                           11,947
      Depreciation expense                                            3,838
      Stock issued for consulting fees                               59,200
      Decrease in accounts receivable                               230,752
      Increase in accounts payable                                  148,887
      Decrease in royalties and revenues payable                    (94,854)
      Increase in accrued dividends payable                          60,000
      Decrease in other current liabilities                          (3,152)
                                                             ---------------
         Net cash provided by operating activities                  198,284
                                                             ---------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Development Costs Incurred                                       (226,503)
                                                             ---------------
         Net cash used by investing activities                     (226,503)
                                                             ---------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Payment on Line of Credit                                         (94,140)
  Note repayments                                                   (37,453)
  Repayment of production payments                                  (28,400)
                                                             ---------------
         Net cash used by financing activities                     (159,993)
                                                             ---------------
NET DECREASE IN CASH
  AND CASH EQUIVALENTS                                             (188,212)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                               365,377
                                                             ---------------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                              $      177,165
                                                             ===============


    The accompanying notes are an integral part of the financial statements

                            Vector Energy Corporation
              Notes to Unaudited Consolidated Financial Statements
                                October 31, 2001

Management's Representation of Interim Financial Information

The accompanying financial statements have been prepared by Vector Energy Corporation (The Company) without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. These financial statements should be read in conjunction with the audited financial statements included in the Company's Form 10-KSB, as of April 30, 2001 and Form 10-QSB as of July 31, 2001.

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

Oil and Gas Properties

The Company follows the full cost method of accounting for its oil and gas properties. All costs associated with property acquisition, exploration, and development activities are capitalized in a single, United States cost center. Internal costs directly identified with the acquisition, exploration and development activities of the Company are also capitalized. Capitalized costs are amortized on the unit-of-production basis using proved oil and gas reserves. Capitalized costs are limited to the present value of estimated future net revenues less estimated future expenditures using a discount factor of ten percent. Sales and abandonments of oil and gas properties are treated as reductions of the capitalized cost pool. At October 31,2001, there were no costs of unproved properties or major development projects included in the capitalized cost pool.

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

                           Vector Energy Corporation
        Notes to Unaudited Consolidated Financial Statements (Continued)
                                October 31, 2001

Statement of Cash Flows

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

The following is a summary of all significant noncash investing and financing activities and payments made for interest and income taxes for the period ended October 31, 2001:

Noncash activities:
     Common stock issued for consulting fees                    $    59,200
Cash payments:
     Interest                                                   $    57,600

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


Line of Credit

The Company has a $10 million revolving credit note with the First Union National Bank which terminates on January 15, 2002. Interest on the note is payable monthly at a floating rate which was 7.4875% at October 31, 2001. The borrowing base under the note is determined periodically based upon the collateral value assigned to the mortgaged properties, and is currently $2,811,706. The borrowing base may be redetermined at the Bank's sole discretion. Principle payments were scheduled at $125,000 on December 15, 2001 and the balance of $2,686,706 on January 15, 2002. In addition, the note places certain restrictions on the use of the revenues from the mortgaged properties. The Company does not anticipate that the borrowing base under the note can be increased without incurring development costs which are significantly greater than those required under the terms of the note.

On December 27, 2000, the company entered into the Fifth Amendment to its credit agreement. As a result of that agreement, the Company's note was reduced by $3,000,000. The note, as amended was payable in six monthly installments of $125,000. from May 15, 2001 through October 15, 2001 and a final installment of $2,400,846 due November 15, 2001. No further borrowings were available. All financial covenants were removed. As a part of this amendment, the Company issued 3,000 shares of Class A-1 Cumulative Convertible Preferred Stock to its lender in exchange for $3,000,000 in outstanding indebtedness and pledged its interest in the Mustang Island Properties as additional collateral to the lender. Under the terms of the preferred stock, the holder of such stock is required to convert the preferred stock into shares of common stock immediately upon the registration of the common stock. Each share of preferred stock converts into an number of Initial Shares equal to $1,000 worth of common stock at a price equal to the lesser of (i) $0.50 per share or (ii) ninety percent (90%) of the Average Market Price. The Average Market Price is defined as the average of the highest bid and lowest asked prices of the common stock over a period of twenty-one consecutive Trading Days ending on the Trading Day immediately prior to the date of conversion. In addition, following conversion, the holder of each preferred share prior to conversion will also be entitled to receive a number of Contingent Shares equal to one hundred ten percent (110%) of the Liquidation Value of such share divided by the Average Market Price on the first anniversary of the Conversion Date minus the number of Initial Shares. The Liquidation Value is an amount equal to all declared and unpaid dividends and distributions, in any, on the preferred stock plus $1,000. The Company is required to register the resale of the common stock with the Securities and Exchange Commission. On October 31, 2001 the closing price of the Common Stock, which is quoted on the Electronic Bulletin Board under the symbol "VECT", was $0.115 per share.

The Company failed to make all of the principal payments due under the Fifth Amendment to its credit agreement and on November 15, 2001 entered into a Sixth Amendment to its credit agreement. The note, as amended, was payable in one monthly installment of $125,000 due on December 15, 2001 and a final installment of $2,686,706 on January 15, 2002.

The Company failed to make the principal payment due on December 15, 2001. On December 17, 2001, the lender agreed to forebear exercising its rights under the credit agreement, as amended, as a result of the Company's failure to make such payment. Such forebearance will automatically terminate on January 15, 2002 when the credit agreement, as amended, terminates.


Notes Payable

The Company is obligated under unsecured installment notes, which were issued to various vendors in settlement of accounts payable. The notes, which bear interest at rates ranging from 9.0% to 10.5%, call for monthly payments totaling $9,609 at October 31, 2001. The outstanding principal balances totaled $35,093 at October 31, 2001.

                           Vector Energy Corporation
        Notes to Unaudited Consolidated Financial Statements (Continued)
                                October 31, 2001

Stockholder's Equity

Preferred Stock

The Company has 20,000,000 authorized shares of preferred stock.

The Company is authorized to issue 3,000 shares of Class A-1 Cumulative Convertible Preferred Stock (Class A-1 Preferred Stock). Class A-1 Preferred Stock was issued for $1,000 per share and is entitled to receive cumulative cash dividends at the annual rate of 8% payable annually in arrears commencing December 1, 2001 when and as declared by the Board of Directors. All shares of Class A-1 Preferred Stock were issued to the Company's secured lender on December 27, 2000 as consideration for the reduction in the Company's secured indebtedness by $3,000,000.00 and remain outstanding. The Class A-1 Preferred Stock will convert to common stock upon the effective date of this registration. Each share of Class A-1 Preferred Stock will convert into shares of the Company's number of shares of common stock equal to $100.00 per share plus all accumulated and unpaid dividends (the "Liquidation Value") divided by the lesser of $0.50 or 90% of the average of the highest bid and lowest asked prices of the Common Stock over a period of twenty-one consecutive Trading Days ending on the Trading Day immediately prior to the date of conversion. In addition, on the first anniversary of the conversion, each holder may be entitled to receive additional shares ("Contingent Shares") equal to 110% of the Liquidation Value divided by the average of the highest bid and lowest asked prices of the Common Stock over a period of twenty-one consecutive Trading Days ending on the Trading Day immediately prior to the first anniversary date of such conversion minus the shares received by such holder upon the conversion. If the computation of Contingent Shares results in a negative number then no Contingent Shares shall be issued. Each share of Class A-1 Preferred Stock is entitled to cast a number of votes equal to the number of shares of common stock into which the Class A-1 Preferred Stock is convertible. Accrued and unpaid dividends totaled $220,000 at October 31, 2001

The Company is authorized to issue 500,000 shares of Class B Preferred Stock, par value $1.00 per share. Class B Preferred Stock is subordinate to Class AA 6% Preferred Stock in priority, both of which are senior to any and all capital stock. The holders of Class B Preferred Stock are not entitled to receive any dividends. As of October 31, 2001 500,000 shares of the Class B Preferred Stock were issued and outstanding. The Class B Preferred Stock is redeemable in whole, but not in part, at the option of the Corporation by resolution of the Corporation's Board of Directors at anytime at $1.00 per share. Each share of Class B Preferred Stock has the voting rights equal to 100 shares of the Company's common stock. The holders of Class B shares are entitled to elect at least two directors to the Board of Directors of the Corporation. The holders of Class B Preferred Stock voting as a class will have the right to remove without cause at any time and replace any director such holders have elected.

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

Also outstanding at October 31, 2001 are warrants for the purchase of 950,595 shares of the Company's common stock at a purchase price of $0.50 per share. The warrants expire on October 19, 2003 and are transferable.