Form 10KSB
period 2002-04-30
VECTOR ENERGY CORP /TEXAS/
filed 2002-08-27
CIK 1036265

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

_X_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended April 30, 2002

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

     State issuer's revenues for its most recent fiscal year. $1,422,850

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $1,697,087 as of July 31, 2002.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 62,761,071 shares of common stock, no par value, were outstanding as of July 31, 2002.

Documents Incorporated by Reference: None

     Transitional Small Business Disclosure Format (Check one). Yes No _X_.

PART I........................................................................2
   Item 1.     Business.......................................................2
     General..................................................................2
     Competitive Conditions...................................................4
     Dependence upon one or a few major customers.............................4
     Governmental and Environmental Regulations...............................5
     Employees and Consultants................................................6
   Item 2.     Property.......................................................6
     Properties Acquired......................................................6
     Other Assets.............................................................7
     Production Information...................................................8
     Reserve Information......................................................8
     Oil and Gas Wells........................................................9
     Oil and gas leaseholds..................................................10
     Office Facilities.......................................................10
   Item 3.     Legal Proceedings.............................................10
   Item 4.     Submission of Matters to a Vote of Security Holders...........10

PART II......................................................................10

   Item 5.     Market for Common Equity and Related Stockholder Matters......10
   Item 6.     Management's Discussion and Analysis..........................11
     Results of Operations...................................................11
     Liquidity and Capital Resources.........................................12
   Item 7.     Financial Statements..........................................15
     Annual Financial Statements.............................................15
   Item 8.     Changes in and Disagreements With Accountants on
               Accounting and Financial Disclosure...........................15

PART III.....................................................................15

   Item 9.     Directors, Executive Officers, Promoters and Control
               Persons; Compliance With Section 16(a) of the Exchange Act....15
   Item 10.    Executive Compensation........................................17
     Summary Compensation Table..............................................17
     Options Granted in 2001 and 2000........................................17
     Options Exercised During 2001 and 2000 and Year End Option Values (1)...17
   Item 11.   Security Ownership of Certain Beneficial Owners and Management.18
   Item 12.   Certain Relationships and Related Transactions.................18
   Item 13.   Exhibits and Reports on Form 8-K...............................19

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

In addition, the Company borrowed $500,000 from a stockholder under a six-month promissory note. Such note bore interest at 10% per annum and was subordinate to the Company's credit agreement. The holder of the promissory note received warrants to purchase 100,000 shares of the Company's common stock at $.10 per share. Such warrants expire ten years from the date granted. On May 17, 1999 the Company issued 100,000 shares of common stock to the holder of the promissory note in order to exercise certain provisions extending the term of the note. Under the terms of the note, the Company issued an additional 200,000 shares of common stock to the holder due to its failure to pay the balance due by the extended maturity date. In December 2000, the note balance of $500,000 and accrued interest of $91,850 was converted into 3,945,663 shares of the Company's common stock. In addition, the holder of the promissory note exercised the warrants to purchase 100,000 shares of the Company's common stock.

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

Dependence upon one or a few major customers

     The Company currently markets the oil and gas production from its properties to nine customers, three of which represent sales in excess of 10% of the Company's total oil and gas revenues. These three customers represent approximately 35%, 20% and 11% of the Company's total oil and gas revenues, respectively. During the year ended April 30, 2001 the Company marketed the oil and gas production from its properties to nine customers, two of which represented sales in excess of 10% of the Company's total oil and gas revenues. These two customers represented approximately 39% and 18% of the Company's total oil and gas revenues, respectively. The availability of oil and gas purchasers, with respect to onshore production, is such, however, that any customer discontinuing purchases from the Company could almost assuredly be replaced by another buyer.

     Approximately $25,000,000, or 62%, of estimated future cash flows from proved reserves is related to offshore production from the Company's Mustang Island Block. Available purchasers and transportation facilities are much more limited with respect to this production. The Company has experienced significant delays in the production of its Mustang Island Block because of refusal by a pipeline to purchase its production, or allow its transportation through their facilities. The Company has recently signed a contract with the pipeline for the purchase of its production from the Mustang Island Block and production is expected to begin once required onshore compression facilities are in place.

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

Employees and Consultants

     The Company has four full time employees and two part-time employees including the officers of the Company. The Company may hire additional personnel as required by its operations and may also engage the services of geological and engineering consultants from time to time to assist in its operations. The Company has recently employed engineering consultants on a part time basis.

Item 2.     Property

Properties Acquired

Lisbon Properties

     The Company acquired the Lisbon Properties on May 8, 1998, through its wholly owned subsidiary Vector Exploration, Inc. The properties consist of oil and gas working interests, ranging from approximately 50% to 100%, in eleven wells and leases in eight fields located in Gregg and Harrison Counties, Texas and Claiborne, Lincoln, Webster and Bossier Parishes, Louisiana. The primary target zones consist of the Cotton Valley, Travis Peak, Petit, Gray Sand, Haynesville, Burgess Simmons, Vaughn and Hall formations. The Company currently operates nine of the eleven wells. Currently there are nine wells producing on the properties. The aggregate amount of daily production equals approximately 300 Mcf per day (net) of natural gas and 11 barrels per day (net) of oil and condensate. On June 6,2002, the Company closed a sale of its interest in seven of these wells (five operated and two non-operated) for total cash consideration of $600,100.

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

Texas Energy & Environmental, Inc. Properties

     The Company acquired the Texas Energy & Environmental, Inc. properties on November 4, 1998. These properties consist of fourteen wells located in Oklahoma, Texas and Louisiana. All wells are Company operated. These wells currently produce approximately 630 Mcf per day (net) and 8 barrels of oil per day (net). The Company's working interest in these wells varies from approximately 50% to 100%. The Company currently has a sale pending on five of the wells located in Oklahoma.

Mustang Island Block

     On March 7, 2000, the Company closed a purchase and sale agreement with a company which is a debtor in possession in Chapter 11 Bankruptcy. Under the agreement, the Company acquired all of the Bankrupt Debtor's interest in a Block located in the Offshore Texas, Mustang Island Area. The Company currently estimates that this property contains in excess of 10 Bcf of net proved reserves.

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

Other Assets

     On November 22, 2000, the Company exchanged pipeline, meter stations, and related equipment acquired in the Mustang Island transaction for a cash payment of $150,000 and a 20% interest in Mustang Island Gathering, LLC ("the LLC") a
Texas limited liability company and pipeline operator. As part of the transaction, the Company entered into a five-year natural gas purchase agreement with the LLC. As a member of the LLC, the Company has been required to guarantee a portion of the LLC's bank debt, which is approximately $1.1 million in the aggregate. At April 30, 2002, the Company's percentage ownership in the LLC was approximately 15%. In addition, any member of the LLC has the right, but not the obligation, to transfer all of its membership units in the LLC to the Company in exchange for shares of its common stock.

Production Information

     The table below sets forth the net quantities of oil and gas production (net of all royalties, overriding royalties, and production due to others), the average sales prices, and the average production costs attributable to the Company's properties for the years ended April 30, 2002 and 2001.

                                    Year Ended              Year Ended
                                  April 30, 2002          April 30, 2001
                                  --------------          --------------
     Net Production
     Oil (BBLS)                          7,222                  10,176
     Gas (MCF)                         372,311                 377,674

     Average Sales Prices
     Oil (per BBL)                  $    20.19              $    28.62
     Gas (per MCF)                  $     3.16              $     5.40

     Average Production Cost (1)
     Per Equivalent MCF of Gas (2)  $     2.31              $     2.03

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

     The tables below set forth the estimated proved and proved developed reserves of crude oil (including condensate) and natural gas, all of which are located within the continental United States, associated with the properties owned by the Company for the years ended April 30, 2002 and 2001.

Proved Reserves at Year End
                                    Developed        Undeveloped     Total
                                    ---------        -----------     -----
Oil (BBLs) (in thousands)
April 30, 2002                           294               -           294
April 30, 2001                           286             3,310       3,596

Gas (MCF) (in thousands)
April 30, 2002                        17,077               -        17,077
April 30, 2001                        19,070             1,447      20,517

Changes in Proved Reserves
                                                 MCF                BBLS
                                            ------------        ------------
                                                     (In Thousands)
Estimated Quantity, April 30, 2000             31,776               3,857
Sales of Reserves in Place                  (     725  )        (      10  )
Production                                  (     378  )        (      10  )
Changes in Estimates                        (  10,156  )        (     241  )
                                            ------------        ------------
Estimated Quantity, April 30, 2001             20,517               3,596
Production                                  (     372  )        (       7  )
Changes in Estimates                        (   3,068  )        (   3,295  )
                                            ------------        ------------

Estimated Quantity, April 30, 2002             17,077                 294
                                            ============        ============

Oil and Gas Wells

     The Company owns interests in productive oil and gas wells (including producing wells and wells capable of production), as follows:

                        April 30, 2002                   April 30, 2001
                -----------------------------    ------------------------------
                 Gross (1)          Net           Gross (1)           Net
                   Wells           Wells            Wells            Wells
                -------------   -------------    -------------    -------------

Oil Wells                 73            4.39               73             4.60
Gas Wells                 47            7.32               47             8.85
                -------------   -------------    -------------    -------------

Total                    120           11.71              120            13.45
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

                                    April 30, 2002                                       April 30, 2001
                   -------------------------------------------------    --------------------------------------------------
                        Developed (1)             Undeveloped                 Developed(1)              Undeveloped
                           Acreage                  Acreage                     Acreage                   Acreage
                                                                        ------------------------- ------------------------
                     Gross         Net         Gross        Net            Gross         Net        Gross         Net
                   ----------- ------------ ------------ -----------    ------------ ------------ ----------- ------------

Louisiana               6,523        3,311        8,320       5,073           6,523        3,535       8,320        5,073
Texas                   6,753        2,663        2,480       1,551           6,753        2,663       2,480        1,551
Kansas                  4,037           52            0           0           4,037           52           0            0
Oklahoma               14,468          800          200         100          14,468          841         200          100
                   ----------- ------------ ------------ -----------    ------------ ------------ ----------- ------------

Total                  31,781        6,826       11,000       6,724          31,781        7,050      11,000        6,724
                   =========== ============ ============ ===========    ============ ============ =========== ============

     (1)  Acres spaced or assigned to productive wells

Office Facilities

     The Company's Houston, Texas office consists of approximately 5,025 square feet and has been leased through July of 2006 for $5,427 per month

Item 3.     Legal Proceedings

     The Company is involved from time to time in various claims, lawsuits and administrative proceedings incidental to its business. In the opinion of management, the ultimate liability thereunder, if any, will not have a materially adverse effect on the financial condition or results of operations of the Company. The Company currently has accounts payable in the amount of $1,489,383. A significant portion of these accounts are now past due and are subject to becoming matters for litigation at any time.


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

         The stock's trading range for the last two years is as follows:

                                           High           Low
                                       -----------    -----------
          2001 Fiscal Year
1st Quarter                            $      0.63    $    0.26
2nd Quarter                                   0.35         0.15
3rd Quarter                                   0.25         0.13
4th Quarter                                   0.20         0.11

          2002 Fiscal Year
1st Quarter                            $      0.28    $    0.12
2nd Quarter                                   0.22         0.10
3rd Quarter                                   0.13         0.04
4th Quarter                                   0.14         0.04

          2003 Fiscal Year
1st Quarter                            $      0.06    $    0.02

     As of July 31, 2002, there were approximately 243 holders of record of the Company's common stock. The Company has not paid any dividends on its common stock and no dividends are anticipated in the foreseeable future. In addition, the ability of the Company to declare or pay dividends on its common stock is currently subject to certain restrictions contained in its credit facility with a bank.

Item 6.     Management's Discussion and Analysis

     The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere herein.

Results of Operations

     Net loss increased by $942,517, from $1,779,692 in fiscal 2001 to $2,722,209 in fiscal 2002. The primary cause for this increase was a reduction in sales of oil, gas and production byproducts.

     Crude oil sales decreased by $145,526 (50%), due to a combination of decreases in crude oil prices and production declines. The average sales price per barrel decreased 29% from $28.62 in 2001 to $20.19 in 2002. Production decreased 29% from 10,176 barrels in 2001 to 7,222 barrels in 2002.

     Natural gas sales decreased by $864,968 (42%) due to primarily to decreases in natural gas prices. The average sales price per Mcf decreased 41% from $5.40 in 2001 to $3.16 in 2002. The average sales price of natural gas during fiscal 2001 was unusually high due to prices which peaked at over $9 per Mcf during the winter energy crisis. Natural gas production remained virtually unchanged, decreasing by 5,363 Mcf (1%) from 2001.

     Lease operating expense increased by $99,022 (12%) primarily due to costs associated with two leased natural gas compressors, which were added to maintain production levels. In addition, the Company incurred costs to repair a flow line leak on one of its properties and environmental costs associated with a well located in a national park.

     Depletion expense increased by $250,901 (189%). The carrying value of the Company's proved oil and gas properties are amortized on a unit-of-production basis using estimated proved oil and gas reserve quantities. Downward revisions in the Company's estimated proved reserve quantities, which were partially offset by decreased production, caused the amortization rate to increase to 2.2% in 2002 from 0.8% in 2001.

     Interest expense and amortization of loan cost decreased by $760,312 (68%) due to a combination of lower interest rates, reduced debt balances and capitalized loan costs which were fully amortized. The average interest rate on the Company's bank debt decreased from 9.94% during 2001 to 6.35% during 2002. In addition, during December 2000, $3,000,000 of the Company's bank debt was converted into preferred stock. Interest expense in fiscal 2002 reflects the full year's effect of this reduction. Capitalized loan costs related to the Company's bank debt and production payments were fully amortized during the first quarter of 2002.

     General and administrative expenses increased by $420,253 (21%). This increase was due to an increase of $615,430 in common stock issued for consulting fees which was partially offset by a decrease in rent expense.

Liquidity and Capital Resources

     On October 19, 2000, the Company sold 543,197 shares of common stock together with a warrant to purchase 543,197 shares of common stock at $0.50 per share and an undivided 2.2% working interest in two nonproducing oil and gas wells to a private investor for a total consideration of $100,000.00 in cash. The investor is also entitled to recoup his investment out of future production from the wells, if any. On October 19, 2000, the closing price of the common stock was $0.24 per share. On November 24, 2000, the Company sold an undivided 1.85% interest in a nonproducing oil and gas well to the same investor for a total cash consideration of $25,000. The investor is entitled to recoup his investment out of 50% of the future production from the well, if any. The proceeds of these transactions were used to fund development of the Mustang Island Properties.

     On October 27, 2000, the Company sold 407,398 shares of common stock together with a warrant to purchase 407,398 shares of common stock at $0.50 per share and an undivided 2.2% working interest in two nonproducing oil and gas wells to a private investor for a total consideration of $100,000.00 in cash. The investor is also entitled to recoup his investment out of future production from the wells, if any. On October 27, 2000, the closing price of the common stock was $0.155 per share. On November 24, 2000, the Company sold an undivided 1.85% interest in a nonproducing oil and gas well to the same investor for a total cash consideration of $25,000. The investor is entitled to recoup his investment out of 50% of the future production from the well, if any. The proceeds of these transactions were used to fund development of the Mustang Island Properties.

     Both of the transactions in October 2000 and November if 2000 were treated, by the Company, as loans repayable out of production for accounting purposes. Such production loans began accruing interest on January 1, 2001 at a variable rate equal to the rate on the Company's bank debt. At April 30, 2002 and 2001 the rate was 5.75% and 8.8675%, respectively. Accrued interest on the loans totaled $25,069 at April 30, 2002. The stock issued was booked at its fair market value and treated as a loan cost which was amortized over six months.

     On December 27, 2000, the Company sold certain interest in 5 wells located in McClain, Oklahoma and undivided 10% interest in 6 wells located on the Mustang Island Property to Old Jersey Oil Ventures, LLC. for $1,000,000.00. The brother of the President of the Company is a principal in Old Jersey Oil
Ventures,  LLC.  At the same time Old  Jersey  Oil  Ventures  LLC,  as holder of
$591,849.41  in  indebtedness  owed by the  Company,  agreed  to  exchange  such indebtedness for 3,945,663 shares of the Company's common stock. This represented a price of $0.15 per share. On December 27, 2000, the closing price of the common stock was $0.125. Old Jersey Oil Ventures, LLC also exercised warrants to purchase 400,000 shares of the Company's common stock at $0.10 per share. All shares issued to Old Jersey Oil Ventures, LLC. were issued in a private transaction and may only be transferred in a private transaction or pursuant to an applicable exemption to the registration requirements. The Company is under no obligation to register such shares. The proceeds of this transaction were used as follows: $250,000.00 to make payments to general creditors; $300,000.00 to make a principal payment to the lender under the Company's secured indebtedness as a condition to the lender's agreement to enter into the fifth amendment to the credit agreement described below; $50,000 for capital investment on properties owned by the Company in St. Mary's Parish, Louisiana; and $400,000.00 to pay principal and interest due under the Company's credit agreement.

     The transaction in December 2000 was treated, by the Company, as a loan repayable out of production for accounting purposes. Such production loan began accruing interest on January 1, 2001 at a variable rate equal to the rate on the Company's bank debt. At April 30, 2002 and 2001 the rate was 5.75% and 8.8675%, respectively. Accrued interest on the loan totaled $95,997 at April 30, 2002.

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

     On November 15, 2001, the Company amended its credit agreement to change the repayment schedule to $125,000 due on December 15, 2001 and the balance of principal and accrued but unpaid interest due on January 15, 2002.

     On January 1, 2002, the Company amended its credit agreement to change the repayment schedule to $25,000 per month in principal and interest beginning on January 31, 2002 with the balance of principal and accrued but unpaid interest due on April 15, 2002. In addition, the Company agreed to either sell, or have entered into binding agreements to sell, certain of its oil and gas properties by February 20, 2002 or to enter into a binding agreement with a nationally recognized oil and gas auction house by March 28, 2002 for the sale of such properties. All of the proceeds from the sale of such properties would be used to reduce the Company's indebtedness.

     On April 1, 2002, the Company amended its credit agreement to extend the final due date of principal and accrued but unpaid interest to June 24, 2002. In addition, the date by which the Company had to enter into a binding contract with an auction house was extended to April 30, 2002.

     On June 24, 2002, the Company amended its credit agreement to extend the final due date of principal and accrued but unpaid interest to July 24, 2002.

     On July 24, 2002, the Company amended its credit agreement to remove the $25,000 per month payment and to extend the final due date of principal and accrued but unpaid interest to August 24, 2002.

     In accordance with the terms of the credit agreement, as amended, the Company entered into a binding contract with an auction house on two separate occasions for the sale of certain of its producing properties. On June 6, 2002, the Company closed a sale of certain of its producing properties for total cash consideration of $600,100. Net proceeds received from the sale, which totaled $481,027, were used to pay down the Company's bank debt. In addition, the Company currently has a sale pending on certain of its producing properties. It is anticipated that most, if not all, of the net proceeds received from this sale will be used to pay down debt.

     For the past twelve months, the Company's oil and gas revenues have been sufficient to satisfy its oil and gas operating expenses and interest payments. The Company's general and administrative expenses, development costs and debt principal payments have been funded primarily from the proceeds from the sale of stock. Additional equity funding will be required to meet the current needs of the Company. Any inability of the Company to raise additional capital under such circumstances will limit the development of most of its oil and gas properties and may prevent the Company from meeting its cash requirements. The Company is currently in negotiation with its lender for a complete restructuring of its loan, which is due on August 24, 2002. In event that such a restructuring does not occur, it will be necessary for the Company to obtain new financing. If the wells currently being brought into production perform as expected such financing should be available; however, there is no assurance that such financing will in fact be available or that the wells will, in fact, perform as expected. In the absence of such well performance or financing, the company will not be able to meet its financial obligations

     The Company is currently negotiating with many of the vendors for which accounts payable were assumed in the asset acquisition transactions, and believes that a significant portion of these payables can be satisfied through the issuance of common stock.

     The Company is aggressively seeking additional property acquisitions with near term revenue generating capability and future development potential. The Company is currently evaluating several potential acquisitions, which would utilize a combination of the issuance of its equity securities and additional debt financing.

Item 7.     Financial Statements

Annual Financial Statements

     The Report of the Independent Certified Public Accountants appearing at page F-3 and the Consolidated Financial Statements and Notes to Consolidated Financial Statements appearing at pages F-4 through F-21 hereof are incorporated herein by reference.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

         None
                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

         The Directors and Executive Officers of the Company are as follows:

         Name            Age            Position                      Tenure
----------------------- -----   ------------------------          -------------
Samuel M. Skipper        43     Director                            May 8, 1998
                                Chairman of the Board
                                Chief Executive Officer
Stephen F. Noser         56     Director                            May 8, 1998
                                President
                                Secretary
                                Assistant Treasurer
Randal B. McDonald, Jr.  45     Chief Financial Officer             May 8, 1998
                                Treasurer
                                Assistant Secretary

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

Item 10.   Executive Compensation

Summary Compensation Table

                                                                                   Long Term Compensation Awards
                                                                              --------------------------------------
                                                                              Restricted
             Name and             Year          Annual Compensation (1)         Stock           (2)           All
        Principal Position        End      Salary($)  Bonus($)   Other($)      Awards($)      Options(#)    Other($)
-----------------------------     ----     ---------  --------   --------     ----------      ----------    --------
Samuel M. Skipper                 2002      95,000        -          -             -              -
   Chief Executive Officer        2001      75,833        -          -             -           500,000          -
                                  2000      72,000        -          -             -           500,000          -

Stephen F. Noser                  2002      95,000        -          -             -              -             -
   President                      2001      75,833        -          -             -           750,000          -
                                  2000      72,000        -          -             -           500,000          -

Randal B. McDonald, Jr.           2002      90,000        -          -             -              -             -
   Chief Financial Officer        2001      75,000        -          -             -           150,000          -
                                  2000      72,000        -          -             -           200,000          -

(1) Includes deferred compensation of $27,000 in 2001 and $66,000 in 2000 payable to Mr. Skipper

(2)  Includes 150,000 shares of common stock issued to Mr. McDonald in 2000

(3) The options granted in 2000 were forfeited by the officers and replaced with the options granted in 2001

Options Granted in 2002 and 2001

     During the year ended April 30, 2001, Mr. Skipper was granted options to purchase 500,000 shares of the Company's common stock. These options replaced the options granted during the year ended April 30, 2000, which were forfeited by Mr. Skipper.

     During the year ended April 30, 2001, Mr. Noser was granted options to purchase 750,000 shares of the Company's common stock. These options replaced the options granted during the year ended April 30, 2000, which were forfeited by Mr. Noser.

     During the year ended April 30, 2001, Mr. McDonald was granted options to purchase 150,000 shares of the Company's common stock. These options replaced the options granted during the year ended April 30, 2000, which were forfeited by Mr. McDonald

Options Exercised During 2002 and 2001 and Year End Option Values (1)

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

Item 11.   Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information regarding beneficial ownership of outstanding shares as of July 31, 2002 by each person who is known by the Company to own beneficially five percent or more of the outstanding shares, the Company's Directors and Executive Officers, and all Directors and Executive Officers as a group.

          Name and Address                                                                   Amount and Nature        % of
        Of Beneficial Owner                Title of Class           Position or Title     Of Beneficial Ownership     Class
------------------------------------- -------------------------- ------------------------ ------------------------- ----------
Samuel M. Skipper                     Common Stock               Director                          (2)   1,018,017       1.6%
8303 Southwest Freeway, Suite 950                                Chairman of the Board
Houston, Texas 77074                  Class B Preferred Stock    CEO                                       250,000      50.0%

Stephen F. Noser                      Common Stock               Director, President            (1)(3)   1,100,003       1.7%
8303 Southwest Freeway, Suite 950                                Secretary
Houston, Texas 77074                  Class B Preferred Stock    Assistant Treasurer                       250,000      50.0%

Randal B. McDonald, Jr.               Common Stock               CFO                               (4)     300,000       0.5%
8303 Southwest Freeway, Suite 950                                Treasurer
Houston, Texas 77074                                             Assistant Secretary

Eugene A. Noser, Jr.                  Common Stock               N/A                            (1)(5)   4,945,666       7.9%
90 Broad Street
New York, New York 10004

Wachovia Bank National Association    Common Stock               N/A                            (6)(7) 100,227,807      61.6%
1001 Fannin, Suite 2255               Class A-1 Convertible
Houston, Texas 77002                  Preferred Stock                                                        3,000     100.0%

All Officers                          Common Stock               N/A                            (1)(8)   2,418,020       3.8%
And Directors                         Class B Preferred Stock                                              500,000     100.0%

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

     (5) Includes 4,895,666 shares of common stock indirectly owned by Mr. Noser because of his control of Old Jersey Oil Ventures, L.L.C.

     (6) Includes 227,807 shares of common stock owned by First Union Investors, Inc.

     (7) Includes 100,000,000 shares of common stock issuable upon the conversion of the Class A-1 Convertible Preferred Stock, assuming a $0.03 conversion price.

     (8) Includes 1,400,000 shares of common stock issuable upon the exercise of stock options

Item 12.   Certain Relationships and Related Transactions

     The Company was obligated under a 10% promissory note payable to the brother of the Company's president. The note matured November 4, 1999 and was unsecured, except that the holder has received up 300,000 shares of the Company's common stock due event to nonpayment. In December 2000, the note balance of $500,000 and $91,850 in accrued interest was converted into 3,945,663 shares of the Company's common stock.

     The Company's chairman and chief executive officer has executed a limited quaranty agreement covering certain deferred interest on the Company's secured line of credit. In addition, the chairman and chief executive officer made unsecured advances to the Company totaling $86,200 and $7,000 during the years ended April 30, 2002 and 2001, respectively.

     The Company is obligated under a production payment to an entity whose principal is the brother of the Company's president. At April 30, 2002 and 2001, the balance due under such production payment was $934,518 and $972,875, respectively. Such production loan began accruing interest on January 1, 2001 at a variable rate equal to the rate on the Company's bank debt. At April 30, 2002 and 2001 the rate was 5.75% and 8.8675%, respectively. Accrued interest on the loan totaled $95,997 at April 30, 2002

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

Exhibit  21      Subsidiaries of the Registrant

Exhibit  23      Consent of Comiskey & Company*

     No reports were filed on Form 8-K during the Company's fourth fiscal quarter ended April 30, 2002.

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

                                           Date:    August 23, 2002

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

                                           Date:    August 23, 2002


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

                                           Date:    August 23, 2002

                            Vector Energy Corporation

                              FINANCIAL STATEMENTS

                             April 30, 2002 and 2001

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

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                 F-3

CONSOLIDATED BALANCE SHEETS                                        F-4 to F-5

CONSOLIDATED STATEMENTS OF INCOME                                  F-6

CONSOLIDATED STATEMENTS OF CASH FLOW                               F-7

STATEMENTS OF STOCKHOLDERS' EQUITY                                 F-8 to F-10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                         F-11 to F-21

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Board of Directors and Stockholders of
Vector Energy Corporation


We have audited the accompanying consolidated balance sheets of Vector Energy Corporation as of April 30, 2002 and 2001, and the related consolidated statements of income, cash flows and changes in shareholders' equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vector Energy Corporation, Inc. as of April 30, 2002 and 2001, and the consolidated results of its operations, its cash flows and changes in its shareholders' equity for the years then ended in conformity with accounting principles generally accepted in the United States.

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


Denver, Colorado

August 9, 2002
                                                       /s/ Comiskey & Company
                                                       PROFESIONAL CORPORATION

                            Vector Energy Corporation
                           CONSOLIDATED BALANCE SHEETS
                             April 30, 2002 and 2001


                                               April 30, 2002  April 30, 2001
                                               --------------  --------------

   ASSETS

CURRENT ASSETS
   Cash                                        $      101,541  $      781,502
   Cash - restricted                                    -               9,536
   Certificates of deposit                            100,000         100,000
   Revenue accounts receivable                        111,747         420,259
   JIB accounts receivable                             44,219          26,666
                                               --------------  --------------

         Total current assets                         357,507       1,337,963
                                               --------------  --------------

PROVED OIL AND GAS PROPERTIES, USING
   THE FULL COST METHOD OF ACCOUNTING              17,394,568      16,959,121

   Less accumulated depreciation, depletion,
      Amortization, and impairment                    962,520         579,091
                                               --------------  --------------

         Net oil and gas properties                16,432,048      16,380,030
                                               --------------  --------------

OTHER ASSETS
   Other property and equipment, less
      accumulated Depreciation of $62,533
      and $47,485 at April 30, 2002 and 2001,
      respectively                                     44,128          52,627
   Long term accounts receivable (net of
      allowance for doubtful accounts of
      $109,969 and $93,136 at April 30, 2002
      and 2001, respectively                          120,000         136,642
   Deferred loan costs - net                             -             23,895
   Other assets                                         9,353           6,926
                                               --------------  --------------

         Total other assets                           173,481         220,090
                                               --------------  --------------

         TOTAL ASSETS                          $   16,963,036  $   17,938,083
                                               ==============  ==============





     The accompanying notes are an integral part of the financial statements

                            Vector Energy Corporation
                           CONSOLIDATED BALANCE SHEETS
                             April 30, 2002 and 2001


                                               April 30, 2002  April, 30, 2001
                                               --------------  ---------------
   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Line of credit                              $    2,776,404  $     3,150,846
   Notes payable                                       52,676          141,465
   Production payments payable to related
      party                                           934,518          972,875
   Production payments payable                        250,000          250,000
   Accounts payable - trade                         1,489,383        1,252,441
   Royalties payable                                  426,269          502,366
   Working interest revenues payable                   69,118          126,824
   Taxes payable                                      173,702          162,961
   Advances from related party                        261,098          152,992
   Accrued payroll                                    106,883          106,883
   Accrued dividends payable                          340,000          100,000
   Accrued interest                                   135,419           12,172
                                               --------------  ---------------

         Total current liabilities                  7,015,470        6,931,825
                                               --------------  ---------------

STOCKHOLDERS' EQUITY
   Preferred stock class A-1, cumulative
      convertible; $1,000 par value per share
      3,000 shares authorized; 3,000
      shares issued and outstanding at
      April 30, 2002 And 2001, respectively         3,000,000        3,000,000
   Preferred stock class B, noncumulative
      nonconvertible;$1 par value per share,
      500,000 shares authorized; 500,000 shares
       issued and outstanding                          50,000           50,000
   Common stock, no par value; 100,000,000 shares
      authorized; 48,701,449 and 31,014,286 shares
      issued and outstanding at April 30, 2002 and
      2001, respectively                            2,653,284        2,476,412
   Additional paid-in capital                      20,596,052       18,869,407
   Retained earnings                            (  16,351,770)   (  13,389,561)
                                               --------------   ---------------

         Total stockholders' equity                 9,947,566       11,006,258
                                               --------------   ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $   16,963,036   $   17,938,083
                                               ==============   ==============




     The accompanying notes are an integral part of the financial statements

                            Vector Energy Corporation
                        CONSOLIDATED STATEMENTS OF INCOME
                       Years Ended April 30, 2002 and 2001




                                                 Year Ended       Year Ended
                                               April 30, 2002   April 30, 2001
                                               --------------   --------------
REVENUES
   Oil Sales                                   $      145,774   $      291,300
   Gas Sales                                        1,174,764        2,039,732
   Production byproducts                               29,654           50,805
   Other income                                        71,345             -
   Interest Income                                      1,313            3,337
                                               --------------   --------------

         Total Revenues                             1,422,850        2,385,174
                                               --------------   --------------

EXPENSES
   Production taxes                                    56,384           86,053
   Lease operating expense                            902,890          803,868
   Depletion of oil and gas properties                383,430          132,529
   Interest expense and amortization
      of loan costs                                   353,323        1,113,635
   General and administrative expense               2,449,032        2,028,779
                                               --------------   --------------

         Total expenses                             4,145,059        4,164,864
                                               --------------   --------------

Net Loss Before Cumulative Effect of Change
   In Accounting Principle                      (   2,722,209)   (   1,779,692)

Cumulative Effect on Prior Years (to
   April 30, 2000) of a Change in Accounting
   Principle                                             -       (     351,460)
                                               --------------   --------------

Net Loss Before Preferred Dividend              (   2,722,209)   (   2,131,152)

Preferred Stock Dividend                              240,000          100,000
                                               --------------   --------------

NET LOSS AVAILABLE TO COMMON
   SHAREHOLDERS                                $(   2,962,209)  $(   2,231,152)
                                               ==============   ==============

PER SHARE AMOUNTS - BASIC
   Net Loss Before Cumulative Effect of Change
      In Accounting Principle                        $(  0.08)        $( 0.07)
                                                     =========        ========
   Cumulative Effect on Prior Years (to
      April 30, 2000) of a Change in Accounting
      Principle                                      $    -           $  0.01
                                                     =========        ========
   Net Loss Available to Common Shareholders         $(  0.08)        $( 0.09)
                                                     =========        ========

WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING                              36,139,838      25,299,182
                                                   ==========      ==========




     The accompanying notes are an integral part of the financial statements

                            Vector Energy Corporation
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                       Years Ended April 30, 2002 and 2001

                                                 Year Ended       Year Ended
                                               April 30, 2002   April 30, 2001
                                               --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss                                    $(  2,722,209)   $(  2,231,152)
   Adjustments to reconcile net loss to net
    cash Used by operating activities
     Cumulative effect of change in
      accounting principle                              -             351,460
     Depletion of oil and gas properties             383,430          132,529
     Amortization expense                             23,895          506,596
     Depreciation expense                             15,048           20,461
     Stock issued for consulting fees              1,768,600        1,153,170
     Stock issued for employee bonus                  12,700             -
     Stock options granted                              -              98,660
     (Increase) decrease in restricted cash            9,536     (      9,536)
     (Increase) decrease in certificates of
      deposit                                           -        (    100,000)
     (Increase) decrease in accounts receivable  (   307,601)           7,899
     (Increase) decrease in other assets         (     2,427)            -
     Increase (decrease) in accounts payable         359,158          176,482
     Increase (decrease) in royalties and        (   133,803)         246,227
      revenues payable
     Increase (decrease) in other current
      liabilities                                    133,988          178,805
                                               --------------    -------------
Net cash (used by) provided from operating           155,517          531,601
 activities
                                               --------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Development costs incurred                     (    489,652)     (   809,434)
 Sale of oil and gas properties                       54,205          180,000
 Property and equipment, other                  (      6,549)     (    21,567)
                                               --------------    -------------
Net cash (used by) provided from investing      (    441,996)     (   651,001)
 activities
                                               --------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Issuance of notes payable                            60,823          173,108
 Note repayments                                (    149,612)     (   161,456)
 Borrowings under production payments                   -           1,250,000
 Repayment of production payments               (     38,357)    (     27,125)
 Payment on line of credit                      (    374,442)     (   578,750)
 Deferred loan costs incurred                           -        (     38,893)
 Advances from related party                         108,106            7,000
 Issuance of common stock                               -             171,000
                                               --------------    -------------
Net cash (used by)provided from financing
 activities                                     (    393,482)         794,884
                                               --------------    -------------

NET INCREASE (DECREASE)IN CASH
   AND CASH EQUIVALENTS                         (    679,961)         675,484

CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                               781,502          106,018
                                               --------------    -------------

CASH AND CASH EQUIVALENTS,
   END OF PERIOD                               $     101,541     $    781,502
                                               ==============    =============

     The accompanying notes are an integral part of the financial statements

                            Vector Energy Corporation
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                       Years Ended April 30, 2002 and 2001

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



     The accompanying notes are an integral part of the financial statements

                            Vector Energy Corporation
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                       Years Ended April 30, 2002 and 2001

                                     Preferred Stock              Common Stock
                             ------------------------------  -----------------------
                             Price                                                                                   Total
                              Per   Number                    Number                    Retained       Paid       Stockholder's
                             Share Of Shares     Amount      of shares     Amount       Earnings     in capital     Equity
                             ----- --------- -------------- ----------- ------------ -------------- ------------- -------------
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



     The accompanying notes are an integral part of the financial statements

                            Vector Energy Corporation
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                       Years Ended April 30, 2002 and 2001

                                     Preferred Stock              Common Stock
                             ------------------------------  -----------------------
                             Price                                                                                   Total
                              Per   Number                    Number                    Retained       Paid       Stockholder's
                             Share Of Shares     Amount      of shares     Amount       Earnings     in capital     Equity
                             ----- --------- -------------- ----------- ------------ -------------- ------------- -------------
Issued for consulting
   services
   In May, 2001               0.17                              850,000        8,500                     132,000       140,500

Issued for consulting
   services
   In July, 2001              0.20                            3,020,000       30,200                     573,800       604,000

Issued for consulting
   services
   In August, 2001            0.16                              300,000        3,000                      43,500        46,500

Issued for employee
   bonus
   In October, 2001           0.13                              100,000        1,000                      11,700        12,700

Issued in settlement of
   Accounts payable
   In January, 2002           0.10                              457,163        4,572                      41,145        45,717

Issued for consulting
   services
   In January, 2002           0.05                            1,000,000       10,000                      40,000        50,000

Issued for consulting
   services
   In February, 2002          0.04                            1,730,000       17,300                      51,900        69,200

Issued in settlement of
   Accounts payable
   In March, 2002             0.10                              450,000        4,500                      40,000        44,500

Issued for consulting
   services
   In March, 2002             0.12                            5,280,000       52,800                     557,600       610,400

Issued in settlement of
   Accounts payable
   In April, 2002             0.08                              400,000        4,000                      28,000        32,000

Issued for consulting
   services
   In April, 2002             0.06                            4,100,000       41,000                     207,000       248,000

Prefered Stock Dividend                                                                (   340,000)                (   340,000)

Net loss                                                                               ( 2,722,209)                ( 2,722,209)

                                   --------- -------------- ----------- ------------ -------------- ------------- -------------
Balances as of
April 30, 2002                      503,000  $   3,050,000   48,701,449 $  2,653,284 $ (16,351,770) $ 20,596,052  $  9,947,566
                                   ========= ============== =========== ============ ============== ============= =============




     The accompanying notes are an integral part of the financial statements

                            Vector Energy Corporation
                   Notes to Consolidated Financial Statements
                             April 30, 2002 and 2001


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

Certain prior year amounts have been reclassed to conform with the current year presentation.

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

The Company periodically maintains cash balances in excess of FDIC insured limits. The amount in excess at April 30, 2001 totaled $739,000 and there was no excess at April 30, 2002.

Oil and Gas Properties

The Company follows the full cost method of accounting for its oil and gas properties. All costs associated with property acquisition, exploration, and development activities are capitalized in a single, United States cost center. Internal costs directly identified with the acquisition, exploration and development activities of the Company are also capitalized. Capitalized costs are amortized on the unit-of-production basis using proved oil and gas reserves. Capitalized costs are limited to the present value of estimated future net revenues less estimated future expenditures using a discount factor of ten percent. Sales and abandonments of oil and gas properties are treated as reductions of the capitalized cost pool. At April 30, 2002 and 2001, there were no costs of unproved properties or major development projects included in the capitalized cost pool.

In accordance with Statement of Financial Accounting Standards No. 121 ("SFAS 121") - Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of, the Company assesses the need for an impairment of capitalized costs of oil and gas properties on a combined basis, with separate consideration given to unproved properties and major development projects, of which there were none at April 30, 2001 and 2000. If impairment is indicated based upon undiscounted future cash flows, then an impairment is recognized to the extent that net capitalized costs exceed discounted expected future cash flows. No impairment was considered necessary for the years ended April 30, 2002 and 2001.

                            Vector Energy Corporation
             Notes to Consolidated Financial Statements (Continued)
                             April 30, 2002 and 2001


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

The following is a summary of all significant noncash investing and financing activities and payments made for interest and income taxes for the years ended April 30, 2002 and 2001.

                                                   Year Ended      Year Ended
                                                 April 30, 2002  April 30, 2001
                                                 --------------  --------------
Noncash activities:
   Common stock issued for compensation         $       12,700 $          -
   Common stock issued for consulting fees      $    1,768,600 $     1,153,170
   Common stock issued for deferred loan cost   $         -    $       193,514
   Properties acquired for stock and
      assumption of liabilities                 $         -    $        38,047
   Stock issued in settlement of
      accounts payable                          $      122,216 $        94,263
   Stock issued in settlement of notes payable
      and interest due                          $         -    $       636,850
   Stock issued for the development of
      oil and gas properties                    $         -    $       208,329
   Preferred stock issued upon the
      conversion of debt                        $         -    $     3,000,000
Cash Payments:
   Interest                                     $      206,181 $       610,337
   Income Taxes                                 $            0 $             0

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

                            Vector Energy Corporation
             Notes to Consolidated Financial Statements (Continued)
                             April 30, 2002 and 2001


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

On November 22, 2000, the Company exchanged pipeline, meter stations, and related equipment acquired in the Mustang Island transaction for a cash payment of $150,000 and a 20% interest in Mustang Island Gathering, LLC (the LLC) a
Texas limited liability company and pipeline operator. As part of the transaction, the Company entered into a five year natural gas purchase agreement with the LLC. As a member of the LLC, the Company has been required to guarantee a portion of the LLC's bank debt, which is approximately $1.1 million in the aggregate. At April 30, 2002, the Company's percentage ownership in the LLC was approximately 15%. In addition, any member of the LLC has the right, but not the obligation, to transfer all of its membership units in the LLC to the Company in exchange for shares of its common stock.

4. Oil and Gas Producing Activities

Set forth below is certain information regarding the aggregate capitalized costs of oil and gas properties, as of April 30, 2002 and 2001, and costs incurred in oil and gas property acquisition, development and exploration activities for the years ended April 30, 2002 and 2001.

                                             April 30, 2002     April 30, 2001
                                             --------------     --------------
Capitalized Costs
   Proved properties                         $  17,394,568      $  16,959,121
   Unproved properties                                   0                  0
   Accumulated depreciation, depletion
      and amortization                        (    962,520)      (    579,091)
                                             --------------     --------------
                                             $  16,432,048      $  16,380,030
                                             ==============     ==============

                            Vector Energy Corporation
             Notes to Consolidated Financial Statements (Continued)
                             April 30, 2002 and 2001


                                               Year Ended         Year Ended
                                             April 30, 2002     April 30, 2001
                                             --------------     --------------
Cost Incurred
   Property acquisitions:
      Proved properties                      $           0      $      38,047
      Unproved properties                                0                  0
   Development costs                               489,652          1,017,766
   Exploration costs                                     0                  0
                                             --------------     --------------
                                             $     489,652      $   1,055,813
                                             ==============     ==============

The following presents the results of operations of oil and gas producing activities for the years ended April 30, 2002 and 2001:

                                               Year Ended         Year Ended
                                             April 30, 2002     April 30, 2001
                                             --------------     --------------

Oil and gas sales                            $   1,350,192      $   2,381,837
Production costs                               (   902,890)       (   889,921)
Exploration                                              0                  0
Depreciation, depletion and amortization       (   383,430)       (   132,529)
Impairment of oil and gas properties                     0                  0
                                             --------------     --------------
Operating Income (Loss)                             63,862          1,359,387
Income tax                                               0                  0
                                             --------------     --------------
Net Income (Loss)                            $      63,862      $   1,359,387
                                             ==============     ==============

5. Notes Payable

Total debt at April 30, 2002 and 2001 consists of the following:

                                             April 30, 2002     April 30, 2001
                                             --------------     --------------
              Line-of-credit                 $   2,776,404      $   3,150,846
              Production payments payable        1,184,518          1,222,875
              Other                                 52,676            141,465

              Less current portion               4,013,598          4,515,186
                                             --------------     --------------
                                             $           0      $           0
                                             ==============     ==============

Line of Credit

The Company has a $10 million revolving credit note with a national bank, which terminated on November 15, 2001. Interest on the note is payable monthly at a floating rate, which was 5.75% and 8.8675% at April 30, 2002 and 2001, respectively. The borrowing base under the note is determined periodically based upon the collateral value assigned to the mortgaged properties, and was $2,776,404 and $3,150,846 at April 30, 2002 and 2001, respectively. The borrowing base may be redetermined at the Bank's sole discretion. The Company does not anticipate that the borrowing base under the note can be increased without incurring significant development costs.

On December 27, 2000, the Company amended its credit agreement to reduce its indebtedness by $3,000,000, reschedule principle payments, and remove all financial covenants. Under the terms of the amended credit agreement, the indebtedness was payable in three monthly installments of $31,250 beginning on January 15, 2001, seven monthly installments of $125,000 beginning on April 15, 2001, and a final installment of $2,400,846 due on November 14, 2001. No further borrowings are available. As part of the amended credit agreement, the Company issued 3,000 shares of Class A-1 Cumulative Convertible Preferred Stock to the bank in exchange for $3,000,000 in outstanding indebtedness and pledged its interest in the Mustang Island properties as additional collateral under the loan.

                            Vector Energy Corporation
             Notes to Consolidated Financial Statements (Continued)
                             April 30, 2002 and 2001


On November 15, 2001, the Company amended its credit agreement to change the repayment schedule to $125,000 due on December 15, 2001 and the balance of principal and accrued but unpaid interest due on January 15, 2002.

On January 1, 2002, the Company amended its credit agreement to change the repayment schedule to $25,000 per month in principal and interest beginning on January 31, 2002 with the balance of principal and accrued but unpaid interest due on April 15, 2002. In addition, the Company agreed to either sell, or have entered into binding agreements to sell, certain of its oil and gas properties by February 20, 2002 or to enter into a binding agreement with a nationally recognized oil and gas auction house by March 28, 2002 for the sale of such properties. All of the proceeds from the sale of such properties would be used to reduce the Company's indebtedness.

On April 1, 2002, the Company amended its credit agreement to extend the final due date of principal and accrued but unpaid interest to June 24, 2002. In addition, the date by which the Company had to enter into a binding contract with an auction house was extended to April 30, 2002.

On June 24, 2002, the Company amended its credit agreement to extend the final due date of principal and accrued but unpaid interest to July 24, 2002.

On July 24, 2002, the Company amended its credit agreement to remove the $25,000 per month payment and to extend the final due date of principal and accrued but unpaid interest to August 24, 2002.

The Company is currently in negotiation with its lender for a complete restructuring of its loan. In the event that such a restructuring does not occur, it will be necessary for the Company to obtain new financing.

In accordance with the terms of the credit agreement, as amended, the Company entered into a binding contract with an auction house on two separate occasions for the sale of certain of its producing properties. On June 6, 2002, the Company closed a sale of certain of its producing properties for total cash consideration of $600,100. Net proceeds received from the sale, which totaled $481,027, were used to pay down the Company's bank debt. In addition, the Company currently has a sale pending on certain of its producing properties. It is anticipated that most, if not all, of the net proceeds received from this sale will be used to pay down debt.

Certificates of Deposit

At April 30, 2002 and 2001, the Company had three certificates of deposit totaling $100,000. Such certificates bore interest at rates ranging from 1.883% to 1.982% at April 30, 2002 and 4.554% to 4.746 % at April 30, 2001. The
maturity dates of the certificates ranged from February 19, 2003 to March 20, 2003 at April 30, 2002 and from October 27, 2001 to April 3, 2002 at April 30, 2001. The certificates of deposit are collateral for three letters of credit, with expiration dates corresponding to the maturity dates of the certificates, issued in favor of governmental agencies in states in which the Company operates wells. It is anticipated that such certificates of deposit and the corresponding letters of credit will be renewed at maturity.

Production Payments Payable

On October 19, 2000, the Company sold 543,197 shares of common stock together with a warrant to purchase 543,197 shares of common stock at $0.50 per share and an undivided 2.2% working interest in two nonproducing oil and gas wells to a private investor for a total consideration of $100,000.00 in cash. The investor is also entitled to recoup his investment out of future production from the wells, if any. On October 19, 2000, the closing price of the common stock was $0.24 per share. On November 24, 2000, the Company sold an undivided 1.85% interest in a nonproducing oil and gas well to the same investor for a total cash consideration of $25,000. The investor is entitled to recoup his investment out of 50% of the future production from the well, if any. The proceeds of these transactions were used to fund development of the Mustang Island Properties.

                            Vector Energy Corporation
             Notes to Consolidated Financial Statements (Continued)
                             April 30, 2002 and 2001


On October 27, 2000, the Company sold 407,398 shares of common stock together with a warrant to purchase 407,398 shares of common stock at $0.50 per share and an undivided 2.2% working interest in two nonproducing oil and gas wells to a private investor for a total consideration of $100,000.00 in cash. The investor is also entitled to recoup his investment out of future production from the wells, if any. On October 27, closing price of the common stock was $0.155 per share. On November 24, 2000, the Company sold an undivided 1.85% interest in a nonproducing oil and gas well to the same investor for a total cash consideration of $25,000. The investor is entitled to recoup his investment out of 50% of the future production from the well, if any. The proceeds of these transactions were used to fund development of the Mustang Island Properties.

Both of the transactions in October 2000 and November if 2000 were treated, by the Company, as loans repayable out of production for accounting purposes. Such production loans began accruing interest on January 1, 2001 at a variable rate equal to the rate on the Company's bank debt. At April 30, 2002 and 2001 the rate was 5.75% and 8.8675%, respectively. Accrued interest on the loans totaled $25,094 at April 30, 2002. The stock issued was booked at its fair market value and treated as a loan cost which was amortized over six months.

On December 27, 2000, the Company sold certain interest in 5 wells located in McClain County, Oklahoma and undivided 10% interest in 6 wells located on the Mustang Island Property to Old Jersey Oil Ventures, LLC. for $1,000,000.00. The brother of the President of the Company is a principal in Old Jersey Oil
Ventures,  LLC.  At the same time Old  Jersey  Oil  Ventures  LLC,  as holder of
$591,849.41  in  indebtedness  owed by the  Company,  agreed  to  exchange  such indebtedness for 3,945,663 shares of the Company's common stock. This represented a price of $0.15 per share. On December 27, 2000, the closing price of the common stock was $0.125. Old Jersey Oil Ventures, LLC also exercised warrants to purchase 400,000 shares of the Company's common stock at $0.10 per share. All shares issued to Old Jersey Oil Ventures, LLC. were issued in a private transaction and may only be transferred in a private transaction or pursuant to an applicable exemption to the registration requirements. The Company is under no obligation to register such shares. The proceeds of this transaction were used as follows: $250,000.00 to make payments to general creditors; $300,000.00 to make a principal payment to the lender under the Company's secured indebtedness as a condition to the lender's agreement to enter into the fifth amendment to the credit agreement described above; $50,000 for capital investment on properties owned by the Company in St. Mary's Parish, Louisiana; and $400,000.00 to pay principal and interest due under the Company's credit agreement. Old Jersey Oil Ventures, LLC is entitled to recoup its investment out of future production from the wells in McClain County, Oklahoma and on the Mustang Island Property.

The transaction in December 2000 was treated, by the Company, as a loan repayable out of production for accounting purposes. Such production loan began accruing interest on January 1, 2001 at a variable rate equal to the rate on the Company's bank debt. At April 30, 2002 and 2001 the rate was 5.75% and 8.8675%, respectively. Accrued interest on the loan totaled $95,997 at April 30, 2002.

Other notes payable

The Company was obligated under an unsecured non-interest bearing promissory note, payable in equal monthly installments of $10,000 per month. The outstanding balance on this note was $45,000. In May 2000, the balance of the note was converted into 170,300 shares of the Company's common stock

Other notes payable at April 30, 2002 consisted of $18,506 in unsecured 9% to 10.5% notes issued to vendors in settlement of accounts payable. The notes are past their due dates and are due on demand. Also included is a $34,170 financing obligation for insurance premiums, payable in monthly installments, with interest at 6.76%, through March 2003.

6. Income Taxes

The Company has available at April 30, 2002 an approximate $12,000,000 unused operating loss carryforward that may be applied against future taxable income, and that expires in the years 2013 and 2019 through 2022.. Temporary deductible tax differences exist between depletion for financial statement purposes and depletion for tax purposes. The tax benefit of unused operating loss carryforwards and deductible temporary differences of approximately $4,000,000 has been offset by a full valuation allowance. The valuation allowance increased by approximately $300,000 for the year ended April 30, 2002.

                            Vector Energy Corporation
             Notes to Consolidated Financial Statements (Continued)
                             April 30, 2002 and 2001


7. Stockholder's Equity

Preferred Stock

The Company is authorized to issue 3,000 shares of Class A-1 Cumulative Convertible Preferred Stock (Class A-1 Preferred Stock). Class A-1 Preferred Stock was issued for $1,000 per share and is entitled to receive cumulative cash dividends at the annual rate of 8% payable annually in arrears commencing December 1, 2001 when and as declared by the Board of Directors. All shares of Class A-1 Preferred Stock were issued to the Company's secured lender on December 27, 2000 as consideration for the reduction in the Company's secured indebtedness by $3,000,000.00 and remain outstanding. The Class A-1 Preferred Stock will convert to common stock upon the effective date of its registration. Each share of Class A-1 Preferred Stock will convert into shares of the Company's common stock equal to $1,000.00 per share plus all accumulated and unpaid dividends (the "Liquidation Value") divided by the lesser of $0.50 or 90% of the average of the highest bid and lowest asked prices of the common stock over a period of twenty-one consecutive trading days ending on the trading day immediately prior to the date of conversion. In addition, on the first anniversary of the conversion, each holder may be entitled to receive additional shares ("Contingent Shares") equal to 110% of the Liquidation Value divided by the average of the highest bid and lowest asked prices of the common stock over a period of twenty-one consecutive trading days ending on the trading day immediately prior to the first anniversary date of such conversion minus the shares received by such holder upon the conversion. If the computation of Contingent Shares results in a negative number then no Contingent Shares shall be issued. Each share of Class A-1 Preferred Stock is entitled to cast a number of votes equal to the number of shares of common stock into which the Class A-1 Preferred Stock is convertible. The Class A-1 Preferred Stock is senior to all other series of preferred stock and all of the Company's common stock. At April 30, 2002 and 2001, cumulative preferred dividends in arrears totaled $340,000 and $100,000, or $0.11 and $0.03 per share, respectively.

The Company is authorized to issue 500,000 shares of Class B Preferred Stock, par value $1.00 per share. The holders of Class B Preferred Stock are not entitled to receive any dividends. As of April 30, 2002 and 2001, 500,000 shares of the Class B Preferred Stock were issued and outstanding. The Class B Preferred Stock is redeemable in whole, but not in part, at the option of the Corporation by resolution of the Corporation's Board of Directors at anytime at $1.00 per share. Each share of Class B Preferred Stock has the voting rights equal to 100 shares of the Company's common stock. The holders of Class B shares are entitled to elect at least two directors to the Board of Directors of the Corporation. The holders of Class B Preferred Stock voting as a class will have the right to remove without cause at any time and replace any director such holders have elected.

Common Stock

The Company has 100,000,000 shares of authorized common stock, of which 48,701,449 and 31,014,286 shares were issued and outstanding at April 30, 2002 and 2001, respectively.

Stock Options and Warrants

The Company applied Accounting Principles Board No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for options granted prior to August 2000. In August 2000, the Company implemented the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (SFAS No. 123) using a Black Scholes option pricing model. Accordingly, the Company recognized $98,660 in compensation cost during the year ended April 30, 2001 for options granted.

The table following presents the assumptions used in calculating the fair value of the options granted.

                                       2001
                                       ----
Assumptions Used:
   Expected Life (Years)                3
   Stock Volatility                275% to 285%
   Dividends                           None
   Risk Free Interest Rate        5.00% to 6.37%

                            Vector Energy Corporation
             Notes to Consolidated Financial Statements (Continued)
                             April 30, 2002 and 2001


The following is a summary of option activity for the years ended April 30, 2002 and 2001.

                                       Weighted                         Weighted
                                        Shares    Average               Average
                                         Under    Exercise    Options   Exercise
                                        Option     Price    Exercisable  Price
                                      ----------- --------  ----------- --------

Options outstanding - April 30, 2002   1,742,000  $  0.64    1,742,000  $  0.64
   Options cancelled                  (1,742,000)    0.64  ( 1,742,000)    0.64
   Options granted                     2,080,000     0.22    2,080,000     0.22
                                      -----------          ------------
Options outstanding - April 30, 2001   2,080,000     0.22    2,080,000     0.22
   Options granted                        -            -        -            -
                                      -----------          ------------
Options outstanding - April 30, 2002   2,080,000  $  0.22    2,080,000  $  0.22
                                      ===========          ============

All of the above options are fully vested, and expire during the year ended April 30, 2006.. The options, which were issued at a price equal to or exceeding the market value of the underlying stock on the date of the grant, are not intended to qualify as incentive stock options under Internal Revenue Code
Section 422.

In December 2000, warrants for the purchase of 400,000 shares of the Company's common stock were exercised at a purchase price of $0.10 per share. In October 2000, the Company sold warrants to two investors to purchase 950,595 shares of the Company's common stock at the purchase price of $0.50 per share. These warrants may be exercised at any time until their expiration on October 19, 2003 and are transferable and are the only warrants outstanding at April 30, 2002 and 2001

8. Significant Customers

The Company currently markets the oil and gas production from its properties to nine customers, three of which represent sales in excess of 10% of the Company's total oil and gas revenues. These three customers represent approximately 35%, 20% and 11% of the Company's total oil and gas revenues, respectively. During the year ended April 30, 2001 the Company marketed the oil and gas production from its properties to nine customers, two of which represented sales in excess of 10% of the Company's total oil and gas revenues. These two customers represented approximately 39% and 18% of the Company's total oil and gas revenues, respectively. The availability of oil and gas purchasers, with respect to onshore production, is such, however, that any customer discontinuing purchases from the Company could almost assuredly be replaced by another buyer.

Approximately $25,000,000, or 62%, of estimated future cash flows from proved reserves is related to offshore production from the Company's Mustang Island Block. Available purchasers and transportation facilities are much more limited with respect to this production. The Company has experienced significant delays in the production of its Mustang Island Block because of refusal by a pipeline to purchase its production, or allow its transportation through their facilities. The Company has recently signed a contract with the pipeline for the purchase of its production from the Mustang Island Block and production is expected to begin once required onshore compression facilities are in place.

9. Related Party Transactions

During the years ended April 30, 2002 and 2001, an officer, director and shareholder of the Company made unsecured advances totaling $108,106 and $7,000, respectively, to the Company.

The Company is obligated under a production payment to an entity whose principal is the brother of the Company's president. At April 30, 2002 and 2001 the balance due under such production payment was $934,518 and $972,875, respectively. Such production loan began accruing interest on January 1, 2001 at a variable rate equal to the rate on the Company's bank debt. At April 30, 2002 and 2001 the rate was 5.75% and 8.8675%, respectively. Accrued interest on the loan totaled $95,997 at April 30, 2002.

                            Vector Energy Corporation
             Notes to Consolidated Financial Statements (Continued)
                             April 30, 2002 and 2001

10. Commitments and Contingencies

Rent expense for the years ended April 30, 2002 and 2001 was $63,896 and $101,911, respectively. In June 2001, the Company entered into a long-term lease for office space at an annual rent of $65,124. As of April 30, 2002, future minimum lease payments under this lease were as follows:


                    2003          $  65,124
                    2004             65,124
                    2005             65,124
                    2006             65,124
                    2007             21,708
                                  ----------
                   Total          $ 282,204
                                  ==========

11. Going Concern

As shown in the financial statements, the Company incurred net losses of approximately $2,700,000 and $2,100,000 for the years ended April 30, 2002 and 2001, respectively. Current liabilities exceeded current assets by approximately $6,658,000 and $5,594,000 at April 30, 2002 and 2001, respectively. Amounts outstanding and payable to creditors are in arrears and the Company is in negotiations with creditors to obtain extensions and settlements of outstanding amounts. Of the $9,947,566 and $11,006,258 in shareholders' equity at April 30, 2002 and 2001, respectively, $16,432,048 and $16,380,030, respectively, is attributable to the Company's investment in oil and gas properties. Management anticipates that significant additional expenditures will be necessary to develop the properties, which consist of only proved reserves, before significant positive operating cash flows will be achieved. These factors are an indication that the Company may be unable to continue in existence.

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

13.      Subsequent Events

On June 6, 2002, the Company closed a sale of certain of its producing properties located in Texas and Louisiana for total cash consideration of $600,100. Expenses relating to the sale were $42,005 and $77,068 of the proceeds was used to pay certain outstanding liabilities related to the properties. The remaining net proceeds of $481,027 was used to pay down the Company's bank debt.

The Company also has a sale pending on its producing properties located in Oklahoma. The Company anticipates that most, if not all, of any proceeds realized from this sale will be used to pay down debt.

                            Vector Energy Corporation
             Notes to Consolidated Financial Statements (Continued)
                             April 30, 2002 and 2001


14. Oil and Gas Reserve Information (Unaudited)

The estimates of proved oil and gas reserves utilized in the preparation of the financial statements were estimated by the Company in accordance with guidelines established by the Securities and Exchange Commission and the Financial Accounting Standards Board, which require that reserve reports be prepared under existing economic and operating conditions with no provision for price and cost escalation except by contractual agreement. All of the Company's reserves are located in the continental United States.

Future prices received for production and future production costs may vary, perhaps significantly, from the prices and costs assumed for purposes of these estimates. There can be no assurance that the proved reserves will be developed within the periods indicated or that prices and costs will remain constant. There can be no assurance that actual production will equal the estimated amounts used in the preparation of reserve projections. In accordance with the Securities and Exchange Commission's guidelines, the Company's internal petroleum engineers' estimates of future net cash flows from the Company's proved properties and the present value thereof are made using oil and natural gas sales prices in effect as of the dates of such estimates and are held constant throughout the life of the properties. Average prices used in estimating the future net cash flows were $21.55 per barrel of oil and $3.17 per Mcf of gas and $23.17 per barrel of oil and $5.59 per Mcf of natural gas at April 30, 2002 and 2001, respectively.

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


                                               Oil                Gas
                                              (Bbls)             (Mcf)
                                          --------------    --------------
                                                      (in thousands)
Proved Reserves
Estimated Quantities - April 30, 2000             3,857            31,776
Sales of Reserves in Place               (           10)    (         725)
Production                               (           10)    (         378)
Revisions                                (          241)    (      10,156)
                                         ---------------    --------------
Estimated Quantities - April 30, 2001             3,596            20,517
Production                               (            7)    (         372)
Revisions                                (        3,295)    (       3,068)
                                         ---------------    --------------
Estimated Quantities - April 30, 2001               294            17,077
                                         ===============    ==============

Proved Developed Reserves
April 30, 2002                                      294             17,077
April 30, 2001                                      286             19,070

                            Vector Energy Corporation
             Notes to Consolidated Financial Statements (Continued)
                             April 30, 2002 and 2001


Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves:

                                                  As of April 30,
                                               2002              2001
                                         ---------------    --------------
                                                  (in thousands)

Future cash inflows                      $       60,378     $     190,982
Future production costs                   (      16,754)     (     31,740)
Future development costs                  (       2,897)     (     15,212)
                                          --------------     -------------
Future net cash flows                            40,727           144,030
10% annual discount for estimating
   Timing of cash flows                   (      11,328)     (     74,433)
                                          --------------     -------------

Standardized measure of discounted
   Future net cash flows                 $       29,399     $      69,597
                                         ===============    ==============

Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves:

                                                      Year Ended April 30,
                                                      2002            2001
                                                ---------------  --------------
                                                         (in thousands)
Standardized measure of discounted
   Future net cash flows, beginning of year     $       69,597   $      74,513

Changes due to operations:
Sales, net of production costs                   (         391)   (      1,492)
Net change in prices, net of production costs    (      24,228)         47,353
Development costs incurred                                 490           1,018
Change in future development costs                       2,034    (      1,675)
Revisions of quantity estimates                  (      28,580)   (     36,624)
Sales of Reserves                                         -       (      2,608)
Changes in production rates, timing and other            3,517    (     18,339)
Accretion of discount                                    6,960           7,451
                                                ---------------  --------------

Standardized measure of discounted
   Future net cash flows, end of year           $       29,399   $      69,597
                                                ===============  ==============

In August, 2002, the Company closed a sale of certain of its producing wells located in Texas and Louisiana, effective as of July 1, 2002. In addition, the Company has a sale pending on its producing wells located in Oklahoma, to be effective as of July 1, 2002. Reserve information related to wells which have been sold, or have sales pending, which has been included in the disclosures above is as follows as of April 30, 2002:

                                                Oil              Gas
                                               (Bbls)           (Mcf)
                                          ---------------  --------------
                                                   (in thousands)

      Proved Reserves:
         Proved Developed                             65             863
         Proved Undeveloped                           -               -
                                          ---------------  --------------
Total Proved Reserves                                 65             863
                                          ===============  ==============

                                            In Thousands
                                          ---------------

Future Net Cash Flows - Undiscounted      $        2,368
                                          ================
Future Net Cash Flows - Discounted        $        1,363
                                          ================