Form 10-Q
period 2002-07-31
VECTOR ENERGY CORP /TEXAS/
filed 2002-09-26
CIK 1036265

===============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITITES EXCHANGE ACT OF 1934. For the quarter ended July 31, 2002

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

At September 12, 2002 there were 74,256,449 shares of no par value common stock outstanding.

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

Item 2.     Management's Discussion and Analysis or Plan of Operation

On January 31, 2002, The Company had a working capital deficit of $ 6,942,667. This is primarily due to net payables assumed in the acquisition of oil and gas properties, and the classification of the Company's secured debt as current. The Company has begun to settle many of the assumed payables for a combination of cash and the Company's common stock. Management believes that they will be able to continue this.

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

On September 10, 2002, the Company renegotiated the terms of its indebtedness. Under the terms of the new agreement, the Company will pay $300,000 to its lender by September 30, 2002. The Company will then be relieved of all payments until December 2, 2002. The Company has the option on or before December 2, 2002 to pay the lender either an additional #300,000 in cash or $150,000 in cash and $200,000 in production payments in exchange for the forgiveness of the remainder of its indebtedness amounting to approximately $1.6 million. In addition, the lender has agreed to convert all of its $3 million preferred stock into common stock eauivalent to a 45% ownership position in the Company.

On August 30, 2002, the Company closed a sale of certain of its producing oil and gas properties for total cash consideration of $301,600. Net proceeds received from the sale, which totatled $276,697, were paid to the Company's lender as part of the $300,000 payment due by September 30, 2002.

For the past three months, the Company's oil and gas revenues have been sufficient to satisfy its oil and gas operating expenses and interest payments. The Company's general and administrative expenses, development costs and debt principal payments have been funded primarily from the proceeds from the sale of stock. Additional equity funding will be required to meet the current needs of the Company. Any inability of the Company to raise additional capital under such circumstances will limit the development of most of its oil and gas properties and may prevent the Company from meeting its cash requirements. If the wells currently being brought into production perform as expected such financing should be available; however, there is no assurance that such financing will in fact be available or that the wells will, in fact, perform as expected. In the absence of such well performance or financing, the company will not be able to meet its financial obligations

The Company is currently negotiating with many of the vendors for which accounts payable were assumed in the asset acquisition transactions, and believes that a significant portion of these payables can be satisfied through the issuance of common stock. If the Company is unsuccessful in these negotiations, additional equity funding may be needed.

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

                                            Date: September 26, 2002


                                        By  /S/ Stephen F. Noser,
                                            ------------------------------------
                                            Stephen F. Noser
                                            President
                                            Principal Executive Officer

                                            Date: September 26, 2002

                            Vector Energy Corporation

                              FINANCIAL STATEMENTS

                                  July 31, 2002

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

UNAUDITED CONSOLIDATED BALANCE SHEET                          F-3 to F-4

UNAUDITED CONSOLIDATED STATEMENT OF INCOME                    F-5

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS                F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                    F-7 to F-11

                            Vector Energy Corporation
                           CONSOLIDATED BALANCE SHEET
                                  July 31, 2002
                                   (Unaudited)






ASSETS

CURRENT ASSETS
  Cash                                                       $     14,686
  Certificates of deposit                                         100,000
  Revenue accounts receivable                                     114,922
  JIB accounts receivable                                          44,736
                                                             ------------
     Total current assets                                         274,344
                                                             ------------
PROVED OIL AND GAS PROPERTIES, USING THE
  FULL COST METHOD OF ACCOUNTING                               17,456,371


Less accumulated depreciation, depletion, amortization
  and impairment                                                1,034,413
                                                             ------------
Net oil and gas properties                                     16,421,958
                                                             ------------
OTHER ASSETS
  Other property and equipment, less accumulated
    depreciation of $66,309                                        40,352
  Long term accounts receivable                                   120,000
  Other assets                                                      9,353
                                                             ------------
     Total other assets                                           169,705
                                                             ------------
                                                                    $ 16,866,007
                                                             ============

    The accompanying notes are an integral part of the financial statements

                            Vector Energy Corporation
                           CONSOLIDATED BALANCE SHEET
                                  July 31, 2002
                                   (Unaudited)



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Line of Credit                                             $  2,740,170
  Notes payable                                                    32,289
  Production payments payable                                   1,184,518
  Accounts payable - trade                                      1,644,423
  Royalties payable                                               412,892
  Working interest revenues payable                               103,197
  Taxes payable                                                   177,779
  Advances from related party                                     260,598
  Accrued payroll                                                 106,883
  Accrued dividends payable                                       400,000
  Accrued interest                                                154,262
                                                             -------------
     Total current liabilities                                  7,217,011
                                                             -------------
STOCKHOLDERS' EQUITY
  Preferred stock class A-1, cumulative convertible; $1,000 par value per share,
    3,000 shares authorized;
    issued and outstanding                                      3,000,000
  Preferred stock class B, noncumulative nonconvertible;
    $1 par value per share, 500,000 shares authorized;
    500,000 shares issued and outstanding                          50,000
Common stock, no par value; 100,000,000
    shares authorized; 62,531,449 shares issued and
    outstanding at July 31, 2002                                2,791,583
  Additional paid-in capital                                   20,992,253
  Retained earnings                                           (17,184,840)
                                                             -------------
     Total stockholders' equity                                 9,648,996
                                                             -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 16,866,007
                                                             =============

    The accompanying notes are an integral part of the financial statements

                            Vector Energy Corporation
                        CONSOLIDATED STATEMENT OF INCOME
                               Three Months Ended
                                  July 31, 2002
                                   (Unaudited)





REVENUES

  Oil sales                                                  $      51,540
  Gas sales                                                        124,420
  Production byproducts                                              4,577
  Interest Income                                                      522
                                                             --------------
      Total revenues                                               181,059
                                                             --------------
EXPENSES

  Production taxes                                                  11,584
  Lease operating expense                                          155,835
  Depletion of oil and gas properties                               71,893
  Interest expense                                                  58,192
  General and administrative expense                               656,625
                                                             --------------
      Total expenses                                               954,129
                                                             --------------
Net Loss                                                        (  773,070)

Preferred Dividend                                                  60,000
                                                             --------------
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS                    $  (  833,070)
                                                             ==============

NET LOSS PER COMMON SHARE
   Basic                                                           $ (0.01)
                                                                   ========

 WEIGHTED AVERAGE NUMBER SHARES OUTSTANDING                     55,947,711
                                                             ==============


    The accompanying notes are an integral part of the financial statements

                            Vector Energy Corporation
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                               Three Months Ended
                                  July 31, 2002
                                   (Unaudited)





CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                   $  (   773,070)
  Adjustments to reconcile net loss to
    net cash used by operating activities:
      Depletion of oil and gas properties                            71,893
      Depreciation expense                                            3,776
      Stock issued for consulting fees                              495,500
      Increase in accounts receivable                           (     3,692)
      Increase in accounts payable                                  128,572
      Increase in royalties and revenues payable                     20,702
      Increase in accrued dividends payable                          60,000
      Increase in other current liabilities                          27,888
                                                             ---------------
         Net cash provided by operating activities                   31,569
                                                             ---------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Development Costs Incurred                                    (    61,803)
                                                             ---------------
         Net cash used by investing activities                  (    61,803)
                                                             ---------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Payment on Line of Credit                                     (    36,234)
  Note repayments                                               (    20,387)
                                                             ---------------
         Net cash used by financing activities                  (    56,621)
                                                             ---------------
NET DECREASE IN CASH
  AND CASH EQUIVALENTS                                          (    86,855)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                               101,541
                                                             ---------------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                              $       14,686
                                                             ===============


    The accompanying notes are an integral part of the financial statements

                            Vector Energy Corporation
              Notes to Unaudited Consolidated Financial Statements
                                  July 31, 2002

Management's Representation of Interim Financial Information

The accompanying financial statements have been prepared by Vector Energy Corporation (The Company) without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. These financial statements should be read in conjunction with the audited financial statements included in the Company's Form 10-KSB, as of April 30, 2002.

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

Oil and Gas Properties

The Company follows the full cost method of accounting for its oil and gas properties. All costs associated with property acquisition, exploration, and development activities are capitalized in a single, United States cost center. Internal costs directly identified with the acquisition, exploration and development activities of the Company are also capitalized. Capitalized costs are amortized on the unit-of-production basis using proved oil and gas reserves. Capitalized costs are limited to the present value of estimated future net revenues less estimated future expenditures using a discount factor of ten percent. Sales and abandonments of oil and gas properties are treated as reductions of the capitalized cost pool. At July 31, 2002, there were no costs of unproved properties or major development projects included in the capitalized cost pool.

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

                           Vector Energy Corporation
        Notes to Unaudited Consolidated Financial Statements (Continued)
                                  July 31, 2002

Statement of Cash Flows

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

The following is a summary of all significant noncash investing and financing activities and payments made for interest and income taxes for the period ended July 31, 2002:

Noncash activities:
     Common stock issued for consulting fees                    $   495,500
     Common stock issued in settlement of payables                   39,000
Cash payments:
     Interest                                                   $    39,349

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

                            Vector Energy Corporation
        Notes to Unaudited Consolidated Financial Statements (Continued)
                                  July 31, 2002


Line of Credit

The Company has a $10 million revolving credit note with a national bank, which terminated on November 15, 2001. Interest on the note is payable monthly at a floating rate, which was 5.75% at July 31, 2002. The borrowing base under the note is determined periodically based upon the collateral value assigned to the mortgaged properties, and was $2,740,170 at July 31, 2002. The borrowing base may be redetermined at the Bank's sole discretion. The Company does not anticipate that the borrowing base under the note can be increased without incurring significant development costs.

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

                            Vector Energy Corporation
        Notes to Unaudited Consolidated Financial Statements (Continued)
                                  July 31, 2002

On September 10, 2002, the Company renegotiated the terms of its indebtedness. Under the terms of the new agreement, the Company will pay $300,000 to its lender by September 30, 2002. The Company will then be relieved of all payments until December 2, 2002. The Company has the option on or before December 2, 2002 to pay the lender either an additional #300,000 in cash or $150,000 in cash and $200,000 in production payments in exchange for the forgiveness of the remainder of its indebtedness amounting to approximately $1.6 million. In addition, the lender has agreed to convert all of its $3 million preferred stock into common stock eauivalent to a 45% ownership position in the Company.

On August 30, 2002, the Company closed a sale of certain of its producing oil and gas properties for total cash consideration of $301,600. Net proceeds received from the sale, which totatled $276,697, were paid to the Company's lender as part of the $300,000 payment due by September 30, 2002.

Notes Payable

Other notes payable at July 31, 2002 consisted of $18,506 in unsecured 9% to 10.5% notes issued to vendors in settlement of accounts payable. The notes are past their due dates and are due on demand. Also included is a $13,783 financing obligation for insurance premiums, payable in monthly installments, with interest at 6.76%, through March 2003.

Stockholder's Equity

Preferred Stock

The Company has 20,000,000 authorized shares of preferred stock.

The Company is authorized to issue 3,000 shares of Class A-1 Cumulative Convertible Preferred Stock (Class A-1 Preferred Stock). Class A-1 Preferred Stock was issued for $1,000 per share and is entitled to receive cumulative cash dividends at the annual rate of 8% payable annually in arrears commencing December 1, 2001 when and as declared by the Board of Directors. All shares of Class A-1 Preferred Stock were issued to the Company's secured lender on December 27, 2000 as consideration for the reduction in the Company's secured indebtedness by $3,000,000.00 and remain outstanding. The Class A-1 Preferred Stock will convert to common stock upon the effective date of this registration. Each share of Class A-1 Preferred Stock will convert into shares of the Company's number of shares of common stock equal to $100.00 per share plus all accumulated and unpaid dividends (the "Liquidation Value") divided by the lesser of $0.50 or 90% of the average of the highest bid and lowest asked prices of the Common Stock over a period of twenty-one consecutive Trading Days ending on the Trading Day immediately prior to the date of conversion. In addition, on the first anniversary of the conversion, each holder may be entitled to receive additional shares ("Contingent Shares") equal to 110% of the Liquidation Value divided by the average of the highest bid and lowest asked prices of the Common Stock over a period of twenty-one consecutive Trading Days ending on the Trading Day immediately prior to the first anniversary date of such conversion minus the shares received by such holder upon the conversion. If the computation of Contingent Shares results in a negative number then no Contingent Shares shall be issued. Each share of Class A-1 Preferred Stock is entitled to cast a number of votes equal to the number of shares of common stock into which the Class A-1 Preferred Stock is convertible. Accrued and unpaid dividends totaled $400,000 at July 31, 2002

                            Vector Energy Corporation
        Notes to Unaudited Consolidated Financial Statements (Continued)
                                  July 31, 2002

The Company is authorized to issue 500,000 shares of Class B Preferred Stock, par value $1.00 per share. Class B Preferred Stock is subordinate to Class AA 6% Preferred Stock in priority, both of which are senior to any and all capital stock. The holders of Class B Preferred Stock are not entitled to receive any dividends. As of July 31, 2002 500,000 shares of the Class B Preferred Stock were issued and outstanding. The Class B Preferred Stock is redeemable in whole, but not in part, at the option of the Corporation by resolution of the Corporation's Board of Directors at anytime at $1.00 per share. Each share of Class B Preferred Stock has the voting rights equal to 100 shares of the Company's common stock. The holders of Class B shares are entitled to elect at least two directors to the Board of Directors of the Corporation. The holders of Class B Preferred Stock voting as a class will have the right to remove without cause at any time and replace any director such holders have elected.

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

Also outstanding at July 31, 2002 are warrants for the purchase of 950,595 shares of the Company's common stock at a purchase price of $0.50 per share. The warrants expire on October 19, 2003 and are transferable.