Form 10-Q
period 2002-10-31
VTEX ENERGY INC
filed 2002-12-20
CIK 1036265

===============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITITES EXCHANGE ACT OF 1934. For the quarter ended October 31, 2002

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934




                                VTEX ENERGY, INC.
                 (Name of small business issuer in its charter)

                                     Nevada
                         (State or other jurisdiction of
                         incorporation or organization)

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

                           Vector Energy Corporation
                                 (Former name)



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

At November 15, 2002 there were 86,586,071 shares of no par value common stock outstanding.

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

Item 2.     Management's Discussion and Analysis or Plan of Operation

On January 31, 2002, The Company had a working capital deficit of $ 6,413,820. This is primarily due to net payables assumed in the acquisition of oil and gas properties, and the classification of the Company's secured debt as current. The Company has begun to settle many of the assumed payables for a combination of cash and the Company's common stock. Management believes that they will be able to continue this.

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

Effective November 15, 2002, Vector Energy Corporation reincorporated into Nevada and changed its name to VTEX Energy, Inc. The reincorporation and name change was accomplished by a merger of Vector Energy Corporation into a new wholly owned subsidiary, VTEX Energy, Inc. One new share of VTEX Energy, Inc. is to be issued for each 30 shares of Vector Energy Corporation held on October 25, 2002, the record date for the reincorporation. Liquidity and Capital Resources

Liquidity and Capital Resources

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

On August 30, 2002, the Company closed a sale of certain of its producing oil and gas properties for total cash consideration of $301,600. Net proceeds received from the sale, which totatled $276,697, were paid to the Company's lender as part of the $300,000 payment due by September 30, 2002. The balance of the $300,000 payment was made by the due date.

On November 25, 2002, the Company closed a sale of certain of its producing oil and gas properties for total cash consideration of $95,000. Net proceeds received from the sale, which totaled $82,660, were paid to the Company's lender as part of the payment due by December 2, 2002.

The Company failed to make the remaining $67,340 payment due to the lender by December 2, 2002. However, the Company reached a verbal agreement with the lender to accept an additional payment of $17,740 in cash and $150,000 in production payments. Such cash payment was made on December 13, 2002. The Company and the lender are currently preparing documents to finalize the forgiveness of the remainder of its indebtedness amounting to approximately $1.8 million. However, there can be no assurance that such forgiveness will occur.

For the past six months, the Company's oil and gas revenues have been sufficient to satisfy its oil and gas operating expenses and interest payments. The Company's general and administrative expenses, development costs and debt principal payments have been funded primarily from the proceeds from the sale of oil and gas properties and advances from related parties. Additional equity funding will be required to meet the current needs of the Company. Any inability of the Company to raise additional capital under such circumstances will limit the development of most of its oil and gas properties and may prevent the Company from meeting its cash requirements. If the wells currently being brought into production perform as expected such financing should be available; however, there is no assurance that such financing will in fact be available or that the wells will, in fact, perform as expected. In the absence of such well performance or financing, the company will not be able to meet its financial obligations

The Company is currently negotiating with many of the vendors for which accounts payable were assumed in the asset acquisition transactions, and believes that a significant portion of these payables can be satisfied through the issuance of common stock. If the Company is unsuccessful in these negotiations, additional equity funding may be needed.

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

                                            Date: December 20, 2002


                                        By  /S/ Stephen F. Noser,
                                            ------------------------------------
                                            Stephen F. Noser
                                            President
                                            Principal Executive Officer

                                            Date: December 20, 2002

                               VTEX Energy, Inc.

                      (Formerly Vector Energy Corporation)

                              FINANCIAL STATEMENTS

                                October 31, 2002

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

UNAUDITED CONSOLIDATED BALANCE SHEET                          F-3 to F-4

UNAUDITED CONSOLIDATED STATEMENT OF INCOME                    F-5

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS                F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                    F-7 to F-11

                               VTEX Energy, Inc.
                      (Formerly Vector Energy Corporation)
                           CONSOLIDATED BALANCE SHEET
                                October 31, 2002
                                   (Unaudited)






ASSETS

CURRENT ASSETS
  Cash                                                       $        694
  Certificates of deposit                                          75,000
  Revenue accounts receivable                                      37,214
  JIB accounts receivable                                          36,105
                                                             ------------
     Total current assets                                         149,013
                                                             ------------
PROVED OIL AND GAS PROPERTIES, USING THE
  FULL COST METHOD OF ACCOUNTING                               16,571,811


Less accumulated depreciation, depletion, amortization
  and impairment                                                1,013,668
                                                             ------------
Net oil and gas properties                                     15,558,143
                                                             ------------
OTHER ASSETS
  Other property and equipment, less accumulated
    depreciation of $70,085                                        36,576
  Long term accounts receivable                                   120,000
  Other assets                                                      8,602
                                                             ------------
     Total other assets                                           165,178
                                                             ------------
                                                             $ 15,872,334
                                                             ============

    The accompanying notes are an integral part of the financial statements

                               VTEX Energy, Inc.
                      (Formerly Vector Energy Corporation)
                           CONSOLIDATED BALANCE SHEET
                                October 31, 2002
                                   (Unaudited)



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Line of Credit                                             $  1,959,143
  Notes payable                                                    18,506
  Production payments payable                                   1,184,518
  Accounts payable - trade                                      1,564,773
  Royalties payable                                               402,434
  Working interest revenues payable                                80,636
  Taxes payable                                                   172,438
  Advances from related party                                     410,598
  Accrued payroll                                                 106,883
  Accrued dividends payable                                       460,000
  Accrued interest                                                202,904
                                                             -------------
     Total current liabilities                                  6,562,833
                                                             -------------
STOCKHOLDERS' EQUITY
  Preferred stock class A-1, cumulative convertible;
    $1,000 par value per share, 3,000 shares authorized;
    issued and outstanding                                      3,000,000
  Preferred stock class B, noncumulative nonconvertible;
    $1 par value per share, 500,000 shares authorized;
    500,000 shares issued and outstanding                          50,000
Common stock, no par value; 100,000,000
    shares authorized; 78,706,449 shares issued and
    outstanding at October 31, 2002                             2,953,333
  Additional paid-in capital                                   21,124,503
  Retained earnings                                           (17,818,335)
                                                             -------------
     Total stockholders' equity                                 9,309,501
                                                             -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 15,872,334
                                                             =============

    The accompanying notes are an integral part of the financial statements

                               VTEX Energy, Inc.
                      (Formerly Vector Energy Corporation)
                        CONSOLIDATED STATEMENT OF INCOME
                                Six Months Ended
                                October 31, 2002
                                   (Unaudited)





REVENUES

  Oil sales                                                  $      52,487
  Gas sales                                                        152,465
  Production byproducts                                              9,010
  Interest Income                                                    2,164
                                                             --------------
      Total revenues                                               216,126
                                                             --------------
EXPENSES

  Production taxes                                                  12,885
  Lease operating expense                                          279,369
  Depletion of oil and gas properties                               51,148
  Interest expense                                                 106,950
  General and administrative expense                             1,112,344
                                                             --------------
      Total expenses                                             1,562,696
                                                             --------------
Net Loss                                                        (1,346,570)

Preferred Dividend                                                 120,000
                                                             --------------
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS                    $  (1,466,570)
                                                             ==============

NET LOSS PER COMMON SHARE
   Basic                                                           $ (0.02)
                                                                   ========

 WEIGHTED AVERAGE NUMBER SHARES OUTSTANDING                     64,375,463
                                                             ==============


    The accompanying notes are an integral part of the financial statements

                               VTEX Energy, Inc.
                      (Formerly Vector Energy Corporation)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                Six Months Ended
                                October 31, 2002
                                   (Unaudited)





CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                   $  ( 1,466,570)
  Adjustments to reconcile net loss to
    net cash used by operating activities:
      Depletion of oil and gas properties                            51,148
      Depreciation expense                                            7,552
      Stock issued for consulting fees                              780,000
      Decrease in certificates of deposit                            25,000
      Decrease in accounts receivable                               123,895
      Increase in accounts payable                                  128,572
      Decrease in royalties and revenues payable                (    12,317)
      Increase in accrued dividends payable                         120,000
      Decrease in other current liabilities                             751
                                                             ---------------
         Net cash used by operating activities                  (   221,673)
                                                             ---------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Development Costs Incurred                                    (    64,938)
  Sales of oil and gas properties                                   887,698
                                                             ---------------
         Net cash provided by investing activities                  822,757
                                                             ---------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Payment on Line of Credit                                     (   817,261)
  Note repayments                                               (    34,170)
  Advances from related parties                                     149,500
                                                             ---------------
         Net cash used by financing activities                  (   701,931)
                                                             ---------------
NET DECREASE IN CASH
  AND CASH EQUIVALENTS                                          (   100,847)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                               101,541
                                                             ---------------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                              $          694
                                                             ===============


    The accompanying notes are an integral part of the financial statements

                               VTEX Energy, Inc.
                      (Formerly Vector Energy Corporation)
              Notes to Unaudited Consolidated Financial Statements
                                October 31, 2002

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

Effective November 15, 2002, Vector Energy Corporation reincorporated into Nevada and changed its name to VTEX Energy, Inc. The reincorporation and name change was accomplished by a merger of Vector Energy Corporation into a new wholly owned subsidiary, VTEX Energy, Inc. One new share of VTEX Energy, Inc. is to be issued for each 30 shares of Vector Energy Corporation held on October 25, 2002, the record date for the reincorporation. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated  financial  statements  include the accounts of the Company and
its  wholly  owned  subsidiary.   All  significant   intercompany  accounts  and
transactions have been eliminated in consolidation.

Oil and Gas Properties

The Company follows the full cost method of accounting for its oil and gas properties. All costs associated with property acquisition, exploration, and development activities are capitalized in a single, United States cost center. Internal costs directly identified with the acquisition, exploration and development activities of the Company are also capitalized. Capitalized costs are amortized on the unit-of-production basis using proved oil and gas reserves. Capitalized costs are limited to the present value of estimated future net revenues less estimated future expenditures using a discount factor of ten percent. Sales and abandonments of oil and gas properties are treated as reductions of the capitalized cost pool. At October 31, 2002, there were no costs of unproved properties or major development projects included in the capitalized cost pool.

Other Property and Equipment

Other property and equipment of the Company consists primarily of computer equipment, vehicles and furniture and fixtures, which are depreciated over estimated useful lives, ranging from three to seven years, on a straight-line basis.

                                VTEX Energy, Inc.
                      (Formerly Vector Energy Corporation)
        Notes to Unaudited Consolidated Financial Statements (continued)
                                October 31, 2002

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

The following is a summary of all significant noncash investing and financing activities and payments made for interest and income taxes for the period ended October 31, 2002:

Noncash activities:
     Common stock issued for consulting fees                    $   780,000
     Common stock issued in settlement of payables                   48,500
Cash payments:
     Interest                                                   $    39,349

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

                                VTEX Energy, Inc.
                      (Formerly Vector Energy Corporation)
        Notes to Unaudited Consolidated Financial Statements (Continued)
                                October 31, 2002


Line of Credit

The Company has a $10 million revolving credit note with a national bank, which terminated on November 15, 2001. Interest on the note is payable monthly at a floating rate, which was 5.75% at October 31, 2002. The borrowing base under the note is determined periodically based upon the collateral value assigned to the mortgaged properties, and was $1,959,143 at October 31, 2002. The borrowing base may be redetermined at the Bank's sole discretion. The Company does not anticipate that the borrowing base under the note can be increased without incurring significant development costs.

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

                                VTEX Energy, Inc.
                            Vector Energy Corporation
        Notes to Unaudited Consolidated Financial Statements (Continued)
                                October 31, 2002

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

On August 30, 2002, the Company closed a sale of certain of its producing oil and gas properties for total cash consideration of $301,600. Net proceeds received from the sale, which totatled $276,697, were paid to the Company's lender as part of the $300,000 payment due by September 30, 2002.The balance of the $300,000 payment was made by the due date.

On November 25, 2002, the Company closed a sale of certain of its producing oil and gas properties for total cash consideration of $95,000. Net proceeds received from the sale, which totaled $82,660, were paid to the Company's lender as part of the payment due by December 2, 2002.

The Company failed to make the remaining $67,340 payment due to the lender by December 2, 2002. However, the Company reached a verbal agreement with the lender to accept an additional payment of $17,740 in cash and $150,000 in production payments. Such cash payment was made on December 13, 2002.

Notes Payable

Other notes payable at October 31, 2002 consisted of $18,506 in unsecured 9% to 10.5% notes issued to vendors in settlement of accounts payable. The notes are past their due dates and are due on demand.

Stockholder's Equity

Preferred Stock

The Company has 20,000,000 authorized shares of preferred stock.

The Company is authorized to issue 3,000 shares of Class A-1 Cumulative Convertible Preferred Stock (Class A-1 Preferred Stock). Class A-1 Preferred Stock was issued for $1,000 per share and is entitled to receive cumulative cash dividends at the annual rate of 8% payable annually in arrears commencing December 1, 2001 when and as declared by the Board of Directors. All shares of Class A-1 Preferred Stock were issued to the Company's secured lender on December 27, 2000 as consideration for the reduction in the Company's secured indebtedness by $3,000,000.00 and remain outstanding. The Class A-1 Preferred Stock will convert to common stock upon the effective date of this registration. Each share of Class A-1 Preferred Stock will convert into shares of the Company's number of shares of common stock equal to $100.00 per share plus all accumulated and unpaid dividends (the "Liquidation Value") divided by the lesser of $0.50 or 90% of the average of the highest bid and lowest asked prices of the Common Stock over a period of twenty-one consecutive Trading Days ending on the Trading Day immediately prior to the date of conversion. In addition, on the first anniversary of the conversion, each holder may be entitled to receive additional shares ("Contingent Shares") equal to 110% of the Liquidation Value divided by the average of the highest bid and lowest asked prices of the Common Stock over a period of twenty-one consecutive Trading Days ending on the Trading Day immediately prior to the first anniversary date of such conversion minus the shares received by such holder upon the conversion. If the computation of Contingent Shares results in a negative number then no Contingent Shares shall be issued. Each share of Class A-1 Preferred Stock is entitled to cast a number of votes equal to the number of shares of common stock into which the Class A-1 Preferred Stock is convertible. Accrued and unpaid dividends totaled $460,000 at October 31, 2002

                               VTEX Energy, Inc.
                            Vector Energy Corporation
        Notes to Unaudited Consolidated Financial Statements (Continued)
                                October 31, 2002

The Company is authorized to issue 500,000 shares of Class B Preferred Stock, par value $1.00 per share. Class B Preferred Stock is subordinate to Class AA 6% Preferred Stock in priority, both of which are senior to any and all capital stock. The holders of Class B Preferred Stock are not entitled to receive any dividends. As of October 31, 2002 500,000 shares of the Class B Preferred Stock were issued and outstanding. The Class B Preferred Stock is redeemable in whole, but not in part, at the option of the Corporation by resolution of the Corporation's Board of Directors at anytime at $1.00 per share. Each share of Class B Preferred Stock has the voting rights equal to 100 shares of the Company's common stock. The holders of Class B shares are entitled to elect at least two directors to the Board of Directors of the Corporation. The holders of Class B Preferred Stock voting as a class will have the right to remove without cause at any time and replace any director such holders have elected.

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

Also outstanding at October 31, 2002 are warrants for the purchase of 950,595 shares of the Company's common stock at a purchase price of $0.50 per share. The warrants expire on October 19, 2003 and are transferable.