Form 10-Q
period 2003-01-31
VTEX ENERGY INC
filed 2003-03-24
CIK 1036265

===============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITITES EXCHANGE ACT OF 1934. For the quarter ended January 31, 2003

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

At February 28, 2003 there were 5,623,472 shares of $0.001 par value common stock outstanding. Such outstanding shares include 174,171 shares issuable in exchange for the remaining 5,225,103 shares of Vector Energy Corporation.

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

Item 2.     Management's Discussion and Analysis or Plan of Operation

On January 31, 2003, The Company had a working capital deficit of $ 6,356,291. This is primarily due to net payables assumed in the acquisition of oil and gas properties, and the classification of the Company's secured debt as current. The Company has begun to settle many of the assumed payables for a combination of cash and the Company's common stock. Management believes that they will be able to continue this.

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

Effective December 1, 2002, the Company's line of credit was partially assigned to Old Jersey Oil Ventures, L.L.C. ("Old Jersey"), an entity controlled by the brother of the President of the Company. The Bank retained the rights to $250,000 of the line of credit, payable out of 50% of the net profits from specified oil and gas properties owned by the Company and which are pledged against the line of credit.

On February 11, 2003 the Company amended and restated the terms of its' credit agreement with Old Jersey. The amended and restated agreement changed the interest rate on the line of credit to a fixed rate of 7.50%, increased the borrowing base to $2,500,000, and extended the maturity date to January 31, 2005. Under the terms of the amended and restated agreement, the borrowing base will decrease by $10,000 per month beginning April 30, 2003. If at any time the amount outstanding under the line of credit exceeds the borrowing base, the Company must make a mandatory principal prepayment in an amount equal to the excess. The amended and restated agreement did not effect the $250,000 interest retained by the bank.

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

                                            Date: March 24, 2003


                                        By  /S/ Stephen F. Noser,
                                            ------------------------------------
                                            Stephen F. Noser
                                            President
                                            Principal Executive Officer

                                            Date: March 24, 2003

                               VTEX Energy, Inc.

                      (Formerly Vector Energy Corporation)

                              FINANCIAL STATEMENTS

                                January 31, 2003

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

UNAUDITED CONSOLIDATED BALANCE SHEET                          F-3 to F-4

UNAUDITED CONSOLIDATED STATEMENT OF INCOME                    F-5

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS                F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                    F-7 to F-11

                               VTEX Energy, Inc.
                      (Formerly Vector Energy Corporation)
                           CONSOLIDATED BALANCE SHEET
                                January 31, 2003
                                   (Unaudited)






ASSETS

CURRENT ASSETS
  Cash                                                       $     12,431
  Certificates of deposit                                          75,000
  Revenue accounts receivable                                      63,028
  JIB accounts receivable                                          40,927
                                                             ------------
     Total current assets                                         191,386
                                                             ------------
PROVED OIL AND GAS PROPERTIES, USING THE
  FULL COST METHOD OF ACCOUNTING                               16,633,963


Less accumulated depreciation, depletion, amortization
  and impairment                                                1,025,683
                                                             ------------
Net oil and gas properties                                     15,608,280
                                                             ------------
OTHER ASSETS
  Other property and equipment, less accumulated
    depreciation of $73,861                                        32,800
  Long term accounts receivable                                   120,000
  Other assets                                                     19,277
                                                             ------------
     Total other assets                                           172,077
                                                             ------------
                                                             $ 15,971,743
                                                             ============

    The accompanying notes are an integral part of the financial statements

                               VTEX Energy, Inc.
                      (Formerly Vector Energy Corporation)
                           CONSOLIDATED BALANCE SHEET
                                January 31, 2003
                                   (Unaudited)



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Line of Credit                                             $  1,941,803
  Notes payable                                                   253,569
  Production payments payable                                   1,208,518
  Accounts payable - trade                                      1,496,999
  Royalties payable                                               439,561
  Working interest revenues payable                                59,636
  Taxes payable                                                   172,949
  Advances from related party                                     623,361
  Accrued payroll                                                 106,883
  Accrued dividends payable                                          -
  Accrued interest                                                244,398
                                                             -------------
     Total current liabilities                                  6,547,677
                                                             -------------
STOCKHOLDERS' EQUITY
  Preferred stock class A-1, cumulative convertible;
    $0.001 par value per share, 3,000 shares authorized;
    no shares issued and outstanding                                 -
  Preferred stock class B, noncumulative nonconvertible;
    $0.001 par value per share, 500,000 shares authorized;
    500,000 shares issued and outstanding                          50,000
Common stock, $0.001 par value; 150,000,000
    shares authorized; 5,623,472 shares issued and
    outstanding at January 31, 2003                                 5,623
  Additional paid-in capital                                   27,723,712
  Retained earnings                                           (18,355,269)
                                                             -------------
     Total stockholders' equity                                 9,424,066
                                                             -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 15,971,743
                                                             =============

    The accompanying notes are an integral part of the financial statements

                               VTEX Energy, Inc.
                      (Formerly Vector Energy Corporation)
                        CONSOLIDATED STATEMENT OF INCOME
                                Nine Months Ended
                                January 31, 2003
                                   (Unaudited)





REVENUES

  Oil sales                                                  $      52,487
  Gas sales                                                        211,722
  Production byproducts                                              9,010
  Interest Income                                                    2,540
                                                             --------------
      Total revenues                                               275,759
                                                             --------------
EXPENSES

  Production taxes                                                  28,923
  Lease operating expense                                          501,561
  Depletion of oil and gas properties                               63,163
  Interest expense                                                 149,518
  General and administrative expense                             1,366,098
                                                             --------------
      Total expenses                                             2,109,263
                                                             --------------
Net Loss                                                        (1,833,504)

Preferred Dividend                                                 170,000
                                                             --------------
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS                    $  (2,003,504)
                                                             ==============

NET LOSS PER COMMON SHARE
   Basic                                                           $ (0.77)
                                                                   ========

 WEIGHTED AVERAGE NUMBER SHARES OUTSTANDING                      2,615,341
                                                             ==============


    The accompanying notes are an integral part of the financial statements

                               VTEX Energy, Inc.
                      (Formerly Vector Energy Corporation)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                Nine Months Ended
                                January 31, 2003
                                   (Unaudited)





CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                   $  ( 2,003,504)
  Adjustments to reconcile net loss to
    net cash used by operating activities:
      Depletion of oil and gas properties                            63,163
      Depreciation expense                                           11,328
      Stock issued for consulting fees                              856,500
      Decrease in certificates of deposit                            25,000
      Decrease in accounts receivable                                52,011
      Increase in accounts payable                                   56,121
      Increase in royalties and revenues payable                      3,810
      Increase in accrued dividends payable                         170,000
      Increase in other current liabilities                         108,226
      Increase in other assets                                  (     9,924)
                                                             ---------------
         Net cash used by operating activities                  (   667,269)
                                                             ---------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Development Costs Incurred                                    (   127,090)
  Sales of oil and gas properties                                   887,698
                                                             ---------------
         Net cash provided by investing activities                  760,605
                                                             ---------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Payment on Line of Credit                                     (   834,601)
  Borrowings under notes payable                                    281,154
  Note repayments                                               (    80,261)
  Borrowings under production payments payable                       24,000
  Sale of common stock                                               64,999
  Advances from related parties                                     362,263
                                                             ---------------
         Net cash used by financing activities                  (   182,446)
                                                             ---------------
NET DECREASE IN CASH
  AND CASH EQUIVALENTS                                          (    89,110)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                               101,541
                                                             ---------------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                              $       12,431
                                                             ===============


    The accompanying notes are an integral part of the financial statements

                               VTEX Energy, Inc.
                      (Formerly Vector Energy Corporation)
              Notes to Unaudited Consolidated Financial Statements
                                January 31, 2003

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

Effective November 15, 2002, Vector Energy Corporation reincorporated into Nevada and changed its name to VTEX Energy, Inc. The reincorporation and name change was accomplished by a merger of Vector Energy Corporation into a new wholly owned subsidiary, VTEX Energy, Inc. One new share of VTEX Energy, Inc. was issued for each 30 shares of Vector Energy Corporation held on November 15, 2002, the effective date for the reincorporation. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated  financial  statements  include the accounts of the Company and
its  wholly  owned  subsidiary.   All  significant   intercompany  accounts  and
transactions have been eliminated in consolidation.

Oil and Gas Properties

The Company follows the full cost method of accounting for its oil and gas properties. All costs associated with property acquisition, exploration, and development activities are capitalized in a single, United States cost center. Internal costs directly identified with the acquisition, exploration and development activities of the Company are also capitalized. Capitalized costs are amortized on the unit-of-production basis using proved oil and gas reserves. Capitalized costs are limited to the present value of estimated future net revenues less estimated future expenditures using a discount factor of ten percent. Sales and abandonments of oil and gas properties are treated as reductions of the capitalized cost pool. At January 31, 2003, there were no costs of unproved properties or major development projects included in the capitalized cost pool.

Other Property and Equipment

Other property and equipment of the Company consists primarily of computer equipment, vehicles and furniture and fixtures, which are depreciated over estimated useful lives, ranging from three to seven years, on a straight-line basis.

                                VTEX Energy, Inc.
                      (Formerly Vector Energy Corporation)
        Notes to Unaudited Consolidated Financial Statements (continued)
                                January 31, 2003

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

The following is a summary of all significant noncash investing and financing activities and payments made for interest and income taxes for the period ended January 31, 2003:

Noncash activities:
     Common stock issued for consulting fees                    $   856,500
     Common stock issued in settlement of payables                   48,500
     Common stock issued for Class A-1 Preferred Stock            3,000,000
     Common stock issued for accrued dividends
        on preferred stock                                          510,000
Cash payments:
     Interest                                                   $    40,539

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

On March 7, 2000, the Company closed a purchase and sale agreement with a company, which is a debtor in possession in a Chapter 11 Bankruptcy. Under the agreement, the Company acquired all of the Bankrupt Debtor's interest in a block located in the Offshore Texas, Mustang Island Area for 550,000 shares of common stock valued at $550,000. In accordance with the agreement, the Company immediately repurchased 16,667 shares of common stock at $3.00 per share, for a total of $50,000. Under the terms of the agreement, in the event that the daily rate of production from the properties acquired averages at least 5,000 Mcf per day over a complete calendar month the seller has the right to put 150,000 shares of common stock to the Company at $3.00 per share. If the seller fails to exercise such right, the Company has the right to call 150,000 shares of common stock at $3.00 per share. In addition, the Company may be required to issue a maximum of 370,000 additional shares of common stock to the seller based upon the required future development costs associated with the properties acquired

                                VTEX Energy, Inc.
                      (Formerly Vector Energy Corporation)
        Notes to Unaudited Consolidated Financial Statements (Continued)
                                January 31, 2003


Line of Credit

The Company had a $10 million revolving credit note with Wachovia Bank, National Association (the "Bank") which terminated on November 15, 2002. Interest on the note was payable monthly at a floating rate which was 5.25% at January 31,2003. The borrowing base under the note was determined periodically based upon the collateral value assigned to the mortgaged properties, and was $1,959,143. The borrowing base may be redetermined at the Bank's sole discretion.

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

                                VTEX Energy, Inc.
                            Vector Energy Corporation
        Notes to Unaudited Consolidated Financial Statements (Continued)
                                January 31, 2003

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

Effective December 1, 2002, the Company's line of credit was partially assigned to Old Jersey Oil Ventures, L.L.C. ("Old Jersey"), an entity controlled by the brother of the President of the Company. The Bank retained the rights to $250,000 of the line of credit, payable out of 50% of the net profits from specified oil and gas properties owned by the Company and which are pledged against the line of credit.

On February 11, 2003 the Company amended and restated the terms of its' credit agreement with Old Jersey. The amended and restated agreement changed the interest rate on the line of credit to a fixed rate of 7.50%, increased the borrowing base to $2,500,000, and extended the maturity date to January 31, 2005. Under the terms of the amended and restated agreement, the borrowing base will decrease by $10,000 per month beginning April 30, 2003. If at any time the amount outstanding under the line of credit exceeds the borrowing base, the Company must make a mandatory principal prepayment in an amount equal to the excess. The amended and restated agreement did not effect the $250,000 interest retained by the bank.

Notes Payable

Other notes payable at January 31, 2003 consisted of $168,860 in unsecured 9% to 10.5% notes issued to vendors in settlement of accounts payable. Certain of the notes are past their due dates and are due on demand. Also included is a $84,709 financing obligation for insurance premiums, payable in monthly installments, with interest at 6.5%, through October 2003.

Stockholder's Equity

Common Stock

The Company has 150,000,000 authorized shares of $0.001 par value common stock. At January 31, 2003, 5,623,472 shares of common stock were issued and outstanding.

                                VTEX Energy, Inc.
                            Vector Energy Corporation
        Notes to Unaudited Consolidated Financial Statements (Continued)
                                January 31, 2003

Effective November 15, 2002, Vector Energy Corporation reincorporated into Nevada and changed its name to VTEX Energy, Inc. The reincorporation and name change was accomplished by a merger of Vector Energy Corporation into a new wholly owned subsidiary, VTEX Energy, Inc. One new share of VTEX Energy, Inc. was issued for each 30 shares of Vector Energy Corporation held on November 15, 2002, the effective date for the reincorporation. At the effective date, 2,886,203 shares of VTEX Energy, Inc. were issuable in exchange for the outstanding common stock of Vector Energy Corporation. At February 28, 2003, 5,225,103 shares of common stock of Vector Energy Corporation remain unexchanged. The 174,171 shares of common stock of VTEX Energy, Inc. issuable in exchange for these shares of Vector Energy Corporation have been included in the outstanding common stock of VTEX Energy, Inc. VTEX Energy, Inc. may seek to enforce the mandatory exchange bt cancellation of any unexchanged shares.

Preferred Stock

The Company has 50,000,000 authorized shares of preferred stock.

The Company is authorized to issue 3,000 shares of Class A-1 Cumulative Convertible Preferred Stock (Class A-1 Preferred Stock). Class A-1 Preferred Stock was issued for $1,000 per share and is entitled to receive cumulative cash dividends at the annual rate of 8% payable annually in arrears commencing December 1, 2001 when and as declared by the Board of Directors. All shares of Class A-1 Preferred Stock were issued to the Company's secured lender on December 27, 2000 as consideration for the reduction in the Company's secured indebtedness by $3,000,000.00. On January 16, 2003 all shares of the Class A-1 Preferred Stock, and accrued and unpaid dividends in the amount of $510,000 were converted into 2,361,439 shares of the Company's common stock.

The Company is authorized to issue 500,000 shares of Class B Preferred Stock, par value $0.001 per share. Class B Preferred Stock is senior to any and all capital stock. The holders of Class B Preferred Stock are not entitled to receive any dividends. As of January 31, 2003, 500,000 shares of the Class B Preferred Stock were issued and outstanding. The Class B Preferred Stock is redeemable in whole, but not in part, at the option of the Company by resolution of the Company's Board of Directors at anytime at $1.00 per share. Each share of Class B Preferred Stock has the voting rights equal to 100 shares of the Company's common stock. The holders of Class B shares are entitled to elect at least two directors to the Board of Directors of the Corporation. The holders of Class B Preferred Stock voting as a class will have the right to remove without cause at any time and replace any director such holders have elected.

Stock Options and Warrants

The Company has granted options to certain key employees to purchase 69,334 shares of the Company's common stock at purchase prices ranging from $4.50 to $6.90 per share. These options expire on dates ranging from August 25, 2005 to March 1, 2006 and are non-transferable. The options, which were issued at a price equal to or exceeding the market value of the underlying stock on the date of the grant, are not intended to qualify as incentive stock options under Internal Revenue Code Section 422. The Company follows the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (SFAS No. 123) using a Black Scholes option pricing model.

Also outstanding at January 31, 2003 are warrants for the purchase of 31,687 shares of the Company's common stock at a purchase price of $15.00 per share. The warrants expire on October 19, 2003 and are transferable.