Form 10KSB
period 2003-04-30
VTEX ENERGY INC
filed 2003-08-11
CIK 1036265

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

_X_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended April 30, 2003

___ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-22661

                                VTEX ENERGY, INC.
                 (Name of small business issuer in its charter)





                      Nevada                            76-0582614
          (State or other jurisdiction of            (I.R.S. Employer
           incorporation or organization)           Identification No.)

8303 Southwest Freeway, Suite 950, Houston, Texas         77074
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

    Common Stock, $0.001 par value                             None





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

     State issuer's revenues for its most recent fiscal year. $555,631

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $2,148,384 as of July 31, 2003.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 6,463,646 shares of common stock, $0.001 par value, were outstanding as of July 31, 2003. Such outstanding shares include 154,302 shares issuable in exchange for the remaining 4,624,703 shares of Vector' Energy Corporation.

Documents Incorporated by Reference: None

     Transitional Small Business Disclosure Format (Check one). Yes No _X_.

PART I........................................................................2
   Item 1.     Business.......................................................2
     General..................................................................2
     Competitive Conditions...................................................4
     Dependence upon one or a few major customers.............................4
     Governmental and Environmental Regulations...............................4
     Employees and Consultants................................................6
   Item 2.     Property.......................................................6
     Properties Acquired......................................................6
     Other Assets.............................................................7
     Production Information...................................................8
     Reserve Information......................................................8
     Oil and Gas Wells........................................................9
     Oil and gas leaseholds..................................................10
     Office Facilities.......................................................10
   Item 3.     Legal Proceedings.............................................10
   Item 4.     Submission of Matters to a Vote of Security Holders...........10

PART II......................................................................10

   Item 5.     Market for Common Equity and Related Stockholder Matters......10
   Item 6.     Management's Discussion and Analysis..........................11
     Results of Operations...................................................11
     Liquidity and Capital Resources.........................................12
   Item 7.     Financial Statements..........................................16
     Annual Financial Statements.............................................16
   Item 8.     Changes in and Disagreements With Accountants on
               Accounting and Financial Disclosure...........................16

PART III.....................................................................16

   Item 9.     Directors, Executive Officers, Promoters and Control
               Persons; Compliance With Section 16(a) of the Exchange Act....16
   Item 10.    Executive Compensation........................................18
     Summary Compensation Table..............................................18
     Options Granted in 2001 and 2000........................................18
     Options Exercised During 2001 and 2000 and Year End Option Values (1)...18
   Item 11.   Security Ownership of Certain Beneficial Owners and Management.19
   Item 12.   Certain Relationships and Related Transactions.................19
   Item 13.   Exhibits and Reports on Form 8-K...............................20


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

                                     PART I

Item 1.     Business

General

     VTEX Energy, Inc. (the "Company") was incorporated under the laws of the State of Texas on June 18, 1998 as Vector Energy Corporation ("Vector"), a wholly owned subsidiary of Sunburst Acquisitions II, Inc. ("Sunburst"). Effective November 15, 2002, the Company was reincorporated into Nevada. The reincorporation was effected by the merger of Vector with and into a newly created, wholly owned subsidiary, VTEX Energy, Inc., a Nevada corporation. VTEX Energy, Inc. was the surviving entity. Vector was formed for the purpose of completing a reverse merger with Sunburst in order to change Sunburst's name to Vector Energy Corporation and its state of incorporation from Colorado to Texas. This merger was completed on June 19, 1998

     Sunburst was incorporated under the laws of the State of Colorado on March 17, 1997 as a "shell" company. Sunburst's business plan was to seek, investigate, and if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. Sunburst elected to voluntarily file a registration statement on Form 10-SB in order to become a reporting company under the Securities Exchange Act of 1934 and continued to file periodic reports required under the Exchange Act.

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

     Other than the rights to the above mentioned asset purchase agreements with Lisbon and Taurus, Old Vector's assets acquired by Sunburst consisted of non-operated working interests and royalty interests in approximately 80 producing oil and gas wells located primarily in Oklahoma and Kansas. Sunburst also acquired from Old Vector a wholly owned subsidiary of Old Vector, Vector Exploration, Inc., a Texas Corporation ("Vector Exploration"), which then became a wholly owned subsidiary of Sunburst. Old Vector assigned its rights to the asset purchase agreement with Lisbon to Vector Exploration prior to Sunburst's acquisition of Old Vector. In exchange for these assets and the rights under the asset purchase agreements, Old Vector received 3,334 shares of Common Stock.

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

     The Company also exercised its rights under the asset purchase agreement with Taurus which were assigned directly to the Company, and acquired the East Westbrook Properties located in Mitchell County, Texas. In exchange for this asset, the Company issued to Taurus 7,104 shares of Common Stock.

     In connection with the above transaction, the Company additionally issued 82,668 shares of Common Stock, a warrant to purchase an additional 10,000 shares of Common Stock at $3.00 per share, and 500,000 shares of the Company's class B preferred stock ("Class B Preferred Stock") to subscribers in exchange for an aggregate consideration of $773,002 in cash and services. The Class B Preferred Stock is not convertible, but has 100 votes for every share of Class B Preferred.

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

     Pursuant to the asset acquisition transaction, the Company issued 40,889 of its common stock to the Sellers, issued a $120,000 non-interest bearing note payable to the Sellers, and assumed $690,522 of the Sellers' bank debt and $750,000 of other liabilities of the Sellers. In addition the Sellers were entitled to receive up to 16,667 additional shares of the Company's common stock based on the value of the proved developed producing reserves attributed to the properties acquired, as determined by an independent engineering evaluation on September 30, 1999. The purchase and sale agreement also required the Company to expend a minimum of $500,000 in capital investment on the properties acquired, within nine months. If such capital investment was not made, the Sellers were entitled to receive an additional 16,667 shares of the Company's common stock. 16,667 shares of common stock were issued to the Sellers on August 23, 1999. The Company does not believe any additional shares will be issued to the Sellers under this agreement.

     In conjunction with the asset acquisition transaction, the Company executed an amended and restated credit agreement with its lender whereby its borrowing base was increased by $800,000. On November 4, 1998, the Company drew down the additional $800,000 and used the proceeds to repay the bank debt and certain of the other liabilities assumed in the asset acquisition transaction.

     In addition, the Company borrowed $500,000 from a stockholder under a six-month promissory note. Such note bore interest at 10% per annum and was subordinate to the Company's credit agreement. The holder of the promissory note received warrants to purchase 3,334 shares of the Company's common stock at $3.00 per share. Such warrants expire ten years from the date granted. On May 17, 1999 the Company issued 3,334 shares of common stock to the holder of the promissory note in order to exercise certain provisions extending the term of the note. Under the terms of the note, the Company issued an additional 6,667 shares of common stock to the holder due to its failure to pay the balance due by the extended maturity date. In December 2000, the note balance of $500,000 and accrued interest of $91,850 was converted into 131,552 shares of the Company's common stock. In addition, the holder of the promissory note exercised the warrants to purchase 3,334 shares of the Company's common stock.

     On March 7, 2000, the Company closed a purchase and sale agreement with a company, which is a debtor in possession in a Chapter 11 Bankruptcy. Under the agreement, the Company acquired all of the Bankrupt Debtor's interest in a block located in the Offshore Texas, Mustang Island Area for 550,000 shares of common stock valued at $550,000. In accordance with the agreement, the Company immediately repurchased 556 shares of common stock at $90.00 per share, for a total of $50,000, for payment of administrative expenses in the Bankruptcy proceeding. Under the terms of the agreement, in the event that the daily rate of production from the properties acquired averages at least 5,000 Mcf per day over a complete calendar month the seller has the right to put 5,000 shares of common stock to the Company at $90.00 per share. If the seller fails to exercise such right, the Company has the right to call 5,000 shares of common stock at $90.00 per share. In addition, the Company purchased $120,000 in secured debt from three of the seller's secured creditors for face value.

     VTEX Energy, Inc. and its wholly owned subsidiary, Vector Exploration, Inc., are primarily engaged in the exploration, production, acquisition and development of oil and gas properties. These operations are conducted in the United States.

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

Dependence upon one or a few major customers

     The Company currently markets the oil and gas production from its properties to eleven customers, two of which represent sales in excess of 10% of the Company's total oil and gas revenues. These two customers represent approximately 39% and 14% of the Company's total oil and gas revenues, respectively. During the year ended April 30, 2002 the Company marketed the oil and gas production from its properties to ten customers, three of which represented sales in excess of 10% of the Company's total oil and gas revenues. These three customers represented approximately 35%, 20% and 11% of the Company's total oil and gas revenues, respectively. The availability of oil and gas purchasers, with respect to onshore production, is such, however, that any customer discontinuing purchases from the Company could almost assuredly be replaced by another buyer.

         Approximately $37,000,000, or 36%, of estimated future cash flows from proved reserves is related to offshore production from the Company's Mustang Island Block. Available purchasers and transportation facilities are much more limited with respect to this production. The Company has experienced significant delays in the production of its Mustang Island Block because of refusal by a pipeline to purchase its production, or allow its transportation through their facilities. The Company has recently signed a contract with the pipeline for the purchase of its production from the Mustang Island Block and began production in December, 2002.

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

East Westbrook Properties

     The East Westbrook Properties consist of approximately a 98% working interest in 980 acres in Mitchell County, Texas that were formerly part of the East Westbrook Unit. The East Westbrook Unit encompasses approximately 1,200 acres and is part of the Westbrook Field which encompasses over 18,000 acres and has produced in excess of 99.1 million barrels of oil since its discovery in 1920. The East Westbrook Unit is located on the northeast corner of the Midland Basin Platform and on the west flank of the Eastern Shelf. The East Westbrook Unit is bordered on the west, south, and north by waterflood projects. All of these waterfloods have been infill drilled and have produced large volumes of oil. Twenty wells have been completed on the properties, five of which have recent production. The Company operates all of the wells on this property. Historically the East Westbrook Unit has been poorly managed and was placed in the hands of a promoter who went into bankruptcy. The wells were not properly maintained, no water was injected and the facility was allowed to deteriorate. Taurus acquired the property and spent nearly $1 million putting the wells back on line, cleaning out the wells, and replacing worn equipment. In addition, the Company performed workovers on two of the wells. The Company estimates that $8.1 million would be required to bring the property to full production. The Company currently carries no proved reserves for this property.

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

Texas Energy & Environmental, Inc. Properties

     The Company acquired the Texas Energy & Environmental, Inc. properties on November 4, 1998. These properties consist of fourteen wells located in Oklahoma, Texas and Louisiana. All wells are Company operated. These wells currently produce approximately 630 Mcf per day (net) and 8 barrels of oil per day (net). The Company's working interest in these wells varies from approximately 30% to 100%. The Company sold five of the wells located in Oklahoma on August 30, 2002 for $301,600.

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

Other Assets

     On November 22, 2000, the Company exchanged pipeline, meter stations, and related equipment acquired in the Mustang Island transaction for a cash payment of $150,000 and a 20% interest in Mustang Island Gathering, LLC ("the LLC") a
Texas limited liability company and pipeline operator. As part of the transaction, the Company entered into a five-year natural gas purchase agreement with the LLC. As a member of the LLC, the Company has been required to guarantee a portion of the LLC's bank debt, which is approximately $1.1 million in the aggregate. At April 30, 2003, the Company's percentage ownership in the LLC was approximately 15%. In addition, any member of the LLC has the right, but not the obligation, to transfer all of its membership units in the LLC to the Company in exchange for shares of its common stock.

Production Information

     The table below sets forth the net quantities of oil and gas production (net of all royalties, overriding royalties, and production due to others), the average sales prices, and the average production costs attributable to the Company's properties for the years ended April 30, 2003 and 2002.

                                    Year Ended              Year Ended
                                  April 30, 2003          April 30, 2002
                                  --------------          --------------
     Net Production
     Oil (BBLS)                          2,465                   7,222
     Gas (MCF)                          99,871                 372,311

     Average Sales Prices
     Oil (per BBL)                  $    22.60              $    20.19
     Gas (per MCF)                  $     4.89              $     3.16

     Average Production Cost (1)
     Per Equivalent MCF of Gas (2)  $     6.14              $     2.31

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

     The tables below set forth the estimated proved and proved developed reserves of crude oil (including condensate) and natural gas, all of which are located within the continental United States, associated with the properties owned by the Company for the years ended April 30, 2003 and 2002.

Proved Reserves at Year End
                                    Developed        Undeveloped     Total
                                    ---------        -----------     -----
Oil (BBLs) (in thousands)
April 30, 2003                           180                51         231
April 30, 2002                           294               -           294

Gas (MCF) (in thousands)
April 30, 2003                        20,986             4,423      25,409
April 30, 2002                        17,077               -        17,077

Changes in Proved Reserves
                                                 MCF                BBLS
                                            ------------        ------------
                                                     (In Thousands)
Estimated Quantity, April 30, 2001             31,776               3,857
Production                                  (     372  )        (       7  )
Changes in Estimates                        (   3,068  )        (   3,295  )
                                            ------------        ------------
Estimated Quantity, April 30, 2002             17,077                 294
Sales of Reseerves in Place                 (     973  )        (      66  )
Production                                  (     100  )        (       2  )
Changes in Estimates                            9,405                   5
                                            ------------        ------------

Estimated Quantity, April 30, 2003             25,409                 231
                                            ============        ============

Oil and Gas Wells

     The Company owns interests in productive oil and gas wells (including producing wells and wells capable of production), as follows:

                        April 30, 2003                   April 30, 2002
                -----------------------------    ------------------------------
                 Gross (1)          Net           Gross (1)           Net
                   Wells           Wells            Wells            Wells
                -------------   -------------    -------------    -------------

Oil Wells                 70            3.08               73             4.39
Gas Wells                 40            5.74               47             7.32
                -------------   -------------    -------------    -------------

Total                    110            8.82              120            11.71
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

                                    April 30, 2003                                       April 30, 2002
                   -------------------------------------------------    --------------------------------------------------
                        Developed (1)             Undeveloped                 Developed(1)              Undeveloped
                           Acreage                  Acreage                     Acreage                   Acreage
                                                                        ------------------------- ------------------------
                     Gross         Net         Gross        Net            Gross         Net        Gross         Net
                   ----------- ------------ ------------ -----------    ------------ ------------ ----------- ------------

Louisiana               5,243        2,705          640         494           6,523        3,311       8,320        5,073
Texas                   5,569        2,050        2,480       1,551           6,753        2,663       2,480        1,551
Kansas                  4,037           52            0           0           4,037           52           0            0
Oklahoma               14,135          707          200         100          14,468          841         200          100
                   ----------- ------------ ------------ -----------    ------------ ------------ ----------- ------------

Total                  28,984        5,514        3,120       2,145          31,781        6,826      11,000        6,724
                   =========== ============ ============ ===========    ============ ============ =========== ============

     (1)  Acres spaced or assigned to productive wells

Office Facilities

     The Company's Houston, Texas office consists of approximately 5,025 square feet and has been leased through July of 2006 for $5,427 per month

Item 3.     Legal Proceedings

     The Company is involved from time to time in various claims, lawsuits and administrative proceedings incidental to its business. In the opinion of management, the ultimate liability thereunder, if any, will not have a materially adverse effect on the financial condition or results of operations of the Company. The Company currently has accounts payable in the amount of $1,519,408. A significant portion of these accounts are now past due and are subject to becoming matters for litigation at any time. Certain of these accounts have been converted into judgements and the Company is continuing to try and work out payment arrangements with the judgement creditors.


Item 4.     Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter.

                                     PART II

Item 5.     Market for Common Equity and Related Stockholder Matters

     On June 29, 1998, the Company began trading its common stock on the NASDAQ OTC Electronic Bulletin Board under the symbol VECT. On November 19, 2002, in conjunction with its name change and a one for thirty reverse stock split, the Company's common stock began trading under the symbol VXEN. The following table shows, for the period indicated, the high and low closing bid prices of the Company common stock as reported by NASDAQ. Any market for the common stock should be considered sporadic, illiquid and highly volatile. Prices reflect inter-dealer quotations, without adjustment for retail markup, markdowns or commissions, and may not represent actual transactions.

The stock's trading range for the last two years is as follows:

                                            High           Low
                                          ---------     ---------
          2002 Fiscal Year
1st Quarter                               $    0.28     $    0.12
2nd Quarter                                    0.22          0.10
3rd Quarter                                    0.13          0.04
4th Quarter                                    0.14          0.04

          2003 Fiscal Year
1st Quarter                               $    0.06     $    0.02
2nd Quarter                                    0.03          0.01
3rd Quarter                                    0.05          0.01
4th Quarter                                    0.03          0.14

          2004 Fiscal Year
1st Quarter                               $    0.92     $    0.11

     As of July 31, 2003, there were approximately 1,491 holders of record of the Company's common stock. The Company has not paid any dividends on its common stock and no dividends are anticipated in the foreseeable future. In addition, the ability of the Company to declare or pay dividends on its common stock is currently subject to certain restrictions contained in its credit facility with a bank.

Item 6.     Management's Discussion and Analysis

     The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere herein.

Results of Operations

     Net loss decreased by $706,324, from $2,722,209 in fiscal 2002 to $2,015,885 in fiscal 2003. The primary cause for this decrease was a reduction in general and administrative expense, lease operating expense and depletion of oil and gas properties which was partially offset by a reduction in sales of oil, gas and production byproducts.

     Crude oil sales decreased by $90,074 (62%), due to a combination of sales of producing properties and production declines which were partially offset by an increase in sales prices. The average sales price per barrel increased 12% from $20.19 in 2002 to $22.60 in 2003. Production decreased 66% from 7,222 barrels in 2002 to 3,465 barrels in 2003. During fiscal 2003, the Company sold producing properties which had accounted for approximately 69% of crude oil sales during fiscal 2002.

     Natural gas sales decreased by $686,689 (58%) due to primarily to sales of producing properties which were partially offset by an increase in sales prices and new production. During fiscal 2003, the Company' sold producing properties which had accounted for approximately 49% of natural gas sales during fiscal 2002. The average sales price per Mcf increased 55% from $3.16 in 2002 to $4.89 in 2003. The Company began production from its Mustang Island property in December, 2002 and in April, 2003 began production from a recompleted well in Louisiana.

     Lease operating expense decreased by $198,888 (22%) primarily due to the sales of producing properties during 2003. However, the Company also incurred substantial expenses related to certain nonproducing properties

     Depletion expense decreased by $314,270 (82%). The carrying value of the Company's proved oil and gas properties are amortized on a unit-of-production basis using estimated proved oil and gas reserve quantities. Upward revisions in the Company's estimated proved reserve quantities combined with decreased production, caused the amortization rate to decreased to 0.4% in 2003 from 2.2% in 2002.

     Interest expense decreased by $148,995 (42%) due to a combination of lower interest rates, and reduced debt balances. The average interest rate on the Company's line of credit decreased from 6.35% during 2002 to 6.00% during 2003. In addition, during 2003, the Company made principal payments totaling $917,261, primarily from the proceeds of sales of producing properties.

     General and administrative expenses decreased by $922,224 (38%). This decrease was due to a decrease of $923,100 in common stock issued for consulting fees.

     During 2003, the Company sold thirteen of its producing oil and gas wells for total proceeds of $982,695, most of which was used to reduce the principal balance outstanding under its line of credit. The wells sold generated $142,911 in total oil and gas sales during 2003 prior to their sale and $582,998 in 2002. Such amounts represented 26% and 43% of total oil and gas sales during 2003 and 2002, respectively.

Liquidity and Capital Resources

     On October 19, 2000, the Company sold 18,107 shares of common stock together with a warrant to purchase 18,107 shares of common stock at $15.00 per share and an undivided 2.2% working interest in two nonproducing oil and gas wells to a private investor for a total consideration of $100,000.00 in cash. The investor is also entitled to recoup his investment out of future production from the wells, if any. On October 19, 2000, the closing price of the common stock was $0.24 per share. On November 24, 2000, the Company sold an undivided 1.85% interest in a nonproducing oil and gas well to the same investor for a total cash consideration of $25,000. The investor is entitled to recoup his investment out of 50% of the future production from the well, if any. The proceeds of these transactions were used to fund development of the Mustang Island Properties.

     On October 27, 2000, the Company sold 13,580 shares of common stock together with a warrant to purchase 13,580 shares of common stock at $15.00 per share and an undivided 2.2% working interest in two nonproducing oil and gas wells to a private investor for a total consideration of $100,000.00 in cash. The investor is also entitled to recoup his investment out of future production from the wells, if any. On October 27, 2000, the closing price of the common stock was $0.155 per share. On November 24, 2000, the Company sold an undivided 1.85% interest in a nonproducing oil and gas well to the same investor for a total cash consideration of $25,000. The investor is entitled to recoup his investment out of 50% of the future production from the well, if any. The proceeds of these transactions were used to fund development of the Mustang Island Properties.

     Both of the transactions in October 2000 and November if 2000 were treated, by the Company, as loans repayable out of production for accounting purposes. Such production loans began accruing interest on January 1, 2001 at a variable rate equal to the rate on the Company's bank debt. At April 30, 2003 and 2002 the rate was 5.25% and 5.75%, respectively. Accrued interest on the loans totaled $32,547 and $25,069 at April 30, 2003 and April 30, 2002, respectively. The stock issued was booked at its fair market value and treated as a loan cost, which was amortized over six months.

     On December 27, 2000, the Company sold certain interest in 5 wells located in McClain, Oklahoma and undivided 10% interest in 6 wells located on the Mustang Island Property to Old Jersey Oil Ventures, LLC. for $1,000,000.00. The brother of the President of the Company is a principal in Old Jersey Oil
Ventures,  LLC.  At the same time Old  Jersey  Oil  Ventures  LLC,  as holder of
$591,849.41 in indebtedness owed by the Company, agreed to exchange such indebtedness for 131,522 shares of the Company's common stock. This represented a price of $4.50 per share. On December 27, 2000, the closing price of the common stock was $0.125. Old Jersey Oil Ventures, LLC also exercised warrants to purchase 13,333 shares of the Company's common stock at $3.00 per share. All shares issued to Old Jersey Oil Ventures, LLC. were issued in a private transaction and may only be transferred in a private transaction or pursuant to an applicable exemption to the registration requirements. The Company is under no obligation to register such shares. The proceeds of this transaction were used as follows: $250,000.00 to make payments to general creditors; $300,000.00 to make a principal payment to the lender under the Company's secured indebtedness as a condition to the lender's agreement to enter into the fifth amendment to the credit agreement described below; $50,000 for capital investment on properties owned by the Company in St. Mary's Parish, Louisiana; and $400,000.00 to pay principal and interest due under the Company's credit agreement.

     The transaction in December 2000 was treated, by the Company, as a loan repayable out of production for accounting purposes. Such production loan began accruing interest on January 1, 2001 at a variable rate equal to the rate on the Company's bank debt. At April 30, 2003 and 2001 the rate was 5.25% and 5.75%, respectively. Accrued interest on the loan totaled 146,543 and $95,997 at April 30, 2003 and April 30, 2002, respectively.

     On December 2, 2002, the Company sold a 12.5% interest in a nonproducing well to a private investor for $20,000. The funds were used to perform a workover on the well. The investor is also entitled to recoup his investment out of future production form the well.

     On December 6, 2002, the Company received $4,000 from a private investor to fund contract lease work on the well necessary to vest title to the Company. The investor is also entitled to recoup his investment out of future production, if any, from the well.

     On February 19, 2003, the Company sold a 12.5% interest in two nonproducing wells to a private investor. The funds were used to perform workovers on the wells. The investor is also entitled to recoup his investment out of future production from the wells.

     All three of the transactions in December 2002 and February 2003 were treated, by the Company, as a loans repayable out of production for accounting purposes. Such production loans accrue interest at a variable rate equal to the rate on the Company's bank debt. At April 30, 2003 the rate was 5.25%. Accrued interest on the loans totaled $873 at April 30, 2003.

     The Company had a $10 million revolving credit note with Wachovia Bank, National Association (the "Bank"), which was modified to become a term note on November 15, 2002. Interest on the note was payable monthly at a floating rate, which was 5.75% at April 30, 2002. The borrowing base under the note was determined periodically based upon the collateral value assigned to the mortgaged properties, and was $2,776,404 at April 30, 2002.

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

     In accordance with the terms of the credit agreement, as amended, the Company entered into a binding contract with an auction house on two separate occasions for the sale of certain of its producing properties. On June 6, 2002, the Company closed a sale of certain of its producing properties for total cash consideration of $600,100. Net proceeds received from the sale, which totaled $481,027, were used to pay down the Company's bank debt

     On September 10, 2002, the Company renegotiated the terms of its indebtedness. Under the terms of the new agreement, the Company was to pay $300,000 to its lender by September 30, 2002. The Company would then be relieved of all payments until December 2, 2002. The Company had the option on or before December 2, 2002 to pay the lender either an additional $300,000 in cash or $150,000 in cash and $200,000 in production payments in exchange for the forgiveness of the remainder of its indebtedness amounting to approximately $1.6 million. In addition, the lender agreed to convert all of its $3 million preferred stock and accrued dividends into common stock equivalent to a 45% ownership position in the Company.

     On August 30, 2002, the Company closed a sale of certain of its producing oil and gas properties for total cash consideration of $301,600. Net proceeds received from the sale, which totaled $276,697, were paid to the Company's lender as part of the $300,000 payment due by September 30, 2002. The balance of the $300,000 payment was made by the due date.

     On November 25, 2002, the Company closed a sale of certain of its producing oil and gas properties for total cash consideration of $95,000. Net proceeds received from the sale, which totaled $82,660, were paid to the Company's lender as part of the payment due by December 2, 2002.

     The Company failed to make the remaining $67,340 payment due to the lender by December 2, 2002. However, the Company reached a verbal agreement with the lender to accept an additional payment of $17,740 in cash and $250,000 in production payments. Such cash payment was made on December 13, 2002.

     At April 30, 2002 the line of credit had an outstanding balance of $2,776,400. During the first seven months of fiscal 2003, the Company completed sales of producing properties whose proceeds totaled $982,695. Of such proceeds, $917,000 was paid against the line of credit, reducing the principal balance to $1,876,482 on December 1, 2002.

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

     On February 11, 2003 the Company amended and restated the terms of its' credit agreement with Old Jersey. The amended and restated agreement changed the interest rate on the line of credit to a fixed rate of 7.50%, increased the borrowing base to $2,500,000, and extended the maturity date to January 31, 2005. Under the terms of the amended and restated agreement, the borrowing base will decrease by $10,000 per month beginning April 30, 2003. If at any time the amount outstanding under the line of credit exceeds the borrowing base, the Company must make a mandatory principal prepayment in an amount equal to the excess. The amended and restated agreement did not affect the $250,000 interest retained by the bank.

     Under the currently scheduled reductions in the borrowing base, the principal balance outstanding under the line of credit at April 30, 2003 of $2,064,143 will be due at maturity on January 31, 2005.

     On August 5, 2003, the Company executed a letter of intent with Wachovia Bank constituting an agreement giving the Company the right to acquire all of the bank's holdings in VTEX Energy, Inc. securities and cancellation of the $250,000 note payable to the bank in return for a payment of $50,000. This option may be exercised at anytime prior to August 8, 2003. Wachovia Bank currently holds 2,369,033 shares of the Company's common stock.

     For the past twelve months, the Company's oil and gas revenues have not been sufficient to satisfy its oil and gas operating expenses and interest payments. The Company's general and administrative expenses, development costs, debt principal payments and a portion of its oil and gas operating expenses and interest payments have been funded primarily from the proceeds from the sale of producing properties, stock and advances from related parties. Additional equity funding will be required to meet the current needs of the Company. Any inability of the Company to raise additional capital under such circumstances will limit the development of most of its oil and gas properties and may prevent the Company from meeting its cash requirements. It will be necessary for the Company to obtain additional financing. If the wells currently being brought into production perform as expected such financing should be available; however, there is no assurance that such financing will in fact be available or that the wells will, in fact, perform as expected. In the absence of such well performance or financing, the company will not be able to meet its financial obligations

     The Company is currently negotiating with many of the vendors for which accounts payable were assumed in the asset acquisition transactions, and believes that a significant portion of these payables can be satisfied through the issuance of common or preferred stock.

     The Company is aggressively seeking additional property acquisitions with near term revenue generating capability and future development potential. The Company is currently evaluating several potential acquisitions, which would utilize a combination of the issuance of its equity securities and additional debt financing.

     During 2003, the Company performed several workovers and a recompletion on wells at its Bateman Lake field. Using data obtained from bottom hole pressure tests performed during these operations, the Company was able to substantially increase the amount of proved reserves associated with the Bateman Lake Field.

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

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

         None

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

         The Directors and Executive Officers of the Company are as follows:

         Name            Age            Position                      Tenure
----------------------- -----   ------------------------          -------------
Samuel M. Skipper        44     Director                            May 8, 1998
                                Chairman of the Board
                                Chief Executive Officer
Stephen F. Noser         57     Director                            May 8, 1998
                                President
                                Secretary
                                Assistant Treasurer
Randal B. McDonald, Jr.  45     Chief Financial Officer             May 8, 1998
                                Treasurer
                                Assistant Secretary

     On July 15, 2003, Mr. Skipper resigned his positions as Director, Chairman of the Board and Chief Executive officer of the Company. Mr. Skipper continues to act as a consultant to the Company. Mr. Noser replaced Mr. Skipper as Chairman of the Board, and Mr. McDonald was elected Director.

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

     Sam Skipper, CEO/Chairman. Since 1990, Mr. Skipper has assisted in the consolidation of private and public companies and the entry of such companies into the public markets. From 1996 until the present, Mr. Skipper has been Managing Director of Metropolitan Capital, a boutique investment banking firm specializing in the marketing and financing of small public companies. From 1995 to 1996, Mr. Skipper served as CEO/President of Basic Natural Resources, an oil and gas company which later merged into Synaptix. In 1992, he was the founder, CEO, President and Chairman of ImageTrust, Inc., a public company which was in the diagnostic health care business. In 1990, he served as Founder and Vice President of Corporate Development of Diagnostic Health Corporation (DHC) where he assisted the company in the identification and closing of several acquisitions until DHC's acquisition by HealthSouth Corporation in 1994. Mr. Skipper resigned as an officer and director of the Company on July 15, 2003.

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

     Randal McDonald, Chief Financial Officer. Mr. McDonald has twenty-four years experience in the field of public accounting. Since 1993, he has provided general financial consulting and litigation support services to a variety of companies. Such services have included preparation and review of public and private offering documents, preparation of pro forma financial statements utilized in raising capital, and services as interim chief financial officer. From 1979 to 1985, he was with KPMG Peat Marwick's Houston office, specializing in public oil and gas companies. During 1986, he served a one year rotational assignment in KPMG Peat Marwick's world headquarters developing their audit software. During 1987, he served as Chief Financial Officer for IBS Technologies, Ltd., a publicly traded computer software company. From 1988 to 1992, he was with Arthur Andersen's Denver office, specializing in public oil and gas companies. Mr. McDonald holds a B.B.A. in accounting from the University of Texas at Austin and is a licensed CPA.

     The Company's three officers and directors failed to file Form 5, "Annual Statement of Beneficial Ownership of Securities", on a timely basis with the Securities and Exchange Commission. Such forms were due on or before the 45th day after the end of the Company's fiscal year and were filed prior to the Company's Form 10KSB

Item 10.   Executive Compensation

Summary Compensation Table

                                                                                   Long Term Compensation Awards
                                                                              --------------------------------------
                                                                              Restricted
             Name and             Year          Annual Compensation (1)         Stock           (2)           All
        Principal Position        End      Salary($)  Bonus($)   Other($)      Awards($)      Options(#)    Other($)
-----------------------------     ----     ---------  --------   --------     ----------      ----------    --------
Samuel M. Skipper                 2003      62,458        -          -             -              -
   Chief Executive Officer        2002      95,000        -          -             -              -             -
                                  2001      75,833        -          -             -            16,667          -

Stephen F. Noser                  2003      95,000        -          -             -              -             -
   President                      2002      95,000        -          -             -              -             -
                                  2001      75,833        -          -             -            25,000          -

Randal B. McDonald, Jr.           2003      90,000        -          -             -              -             -
   Chief Financial Officer        2002      90,000        -          -             -              -             -
                                  2001      75,000        -          -             -             5,000          -

(1) Includes deferred compensation of $27,000 in 2001 payable to Mr. Skipper

Options Granted in 2003 and 2002

     No options were granted during the years ended April 30, 2003 and April 30, 2002.

Options Exercised During 2002 and 2001 and Year End Option Values (1)

                              Number of Securities       Value of Unexercised
                         Underlying Unexercised Options   In-the-Money Options
                             At Fiscal Year End (#)      At Fiscal Year End ($)
                                 Exercisable/               Exercisable/
         Name                   Unexercisable              Unexercisable
-----------------------  ------------------------------  ----------------------

Samuel M. Skipper                    16,667                        -
                                       -                           -

Stephen F. Noser                     25,000                        -
                                       -                           -

Randal B. McDonald, Jr.               5,000                        -
                                       -                           -

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

Item 11.   Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information regarding beneficial ownership of outstanding shares as of July 31, 2003 by each person who is known by the Company to own beneficially five percent or more of the outstanding shares, the Company's Directors and Executive Officers, and all Directors and Executive Officers as a group.

          Name and Address                                                                   Amount and Nature        % of
        Of Beneficial Owner                Title of Class           Position or Title     Of Beneficial Ownership     Class
------------------------------------- -------------------------- ------------------------ ------------------------- ----------
Samuel M. Skipper                     Common Stock               Director                          (2)      33,934       0.5%
8303 Southwest Freeway, Suite 950                                Chairman of the Board
Houston, Texas 77074                  Class B Preferred Stock    CEO                                       250,000      50.0%

Stephen F. Noser                      Common Stock               Director, President            (1)(3)      36,667       0.6%
8303 Southwest Freeway, Suite 950                                Secretary
Houston, Texas 77074                  Class B Preferred Stock    Assistant Treasurer                       250,000      50.0%

Randal B. McDonald, Jr.               Common Stock               CFO                               (4)      10,000       0.2%
8303 Southwest Freeway, Suite 950                                Treasurer
Houston, Texas 77074                                             Assistant Secretary

Eugene A. Noser, Jr.                  Common Stock               N/A                            (1)(5)     164,857       2.6%
90 Broad Street
New York, New York 10004

Ronald E. Reese, M.D.                 Common Stock               N/A                               (6)     826,701      12.8%
1441 Liberty St/, Suite 206
Redding, CA 96001

Wachovia Bank National Association    Common Stock               N/A                            (7)(8)   2,369,033      36.7%
1001 Fannin, Suite 2255
Houston, Texas 77002

All Officers                          Common Stock               N/A                            (1)(8)      80,601       1.2%
And Directors                         Class B Preferred Stock                                              500,000     100.0%

------------------------------------- -------------------------- ------------------------ ------------------------- ----------

     (1) Includes 1,667 shares of common stock indirectly owned by Mr. Noser because of his 50% ownership in Old Vector Corporation, which owns 3,334 shares of common stock.

     (2) Includes 16,667 shares of common stock issuable upon the exercise of stock options.

     (3) Includes 25,000 shares of common stock issuable upon the exercise of stock options.

     (4) Includes 5,000 shares of common stock issuable upon the exercise of stock options.

     (5) Includes 163,190 shares of common stock indirectly owned by Mr. Noser because of his control of Old Jersey Oil Ventures, L.L.C.

     (6) Shares included as Trustee and bebeficiary of the Ronald E. Reese Retirement Trust, dated 01/01/87 and the Ronald E. Reese Revocable Trust, dated 06/30/00

     (7) Includes 7,594 shares of common stock owned by First Union Investors, Inc.

     (8) Includes 46,667 shares of common stock issuable upon the exercise of stock options

Item 12.   Certain Relationships and Related Transactions

     During the years ended April 30, 2003 and 2002, officers, directors and shareholders of the Company made unsecured advances totaling $412,863 and $108,106, respectively, to the Company.

     The Company is obligated under a production payment to an entity whose principal is the brother of the Company's president. At April 30, 2003 and 2002 the balance due under such production payment was $934,518. Such production loan began accruing interest on January 1, 2001 at a variable rate equal to the rate on the Company's bank debt. At April 30, 2003 and 2002 the rate was 5.25% and 5.75%, respectively. Accrued interest on the loan totaled $134,983 and $95,997 at April 30, 2003 and April 30, 2002, respectively.

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

Exhibit 31.1 Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended*

Exhibit 32.1 Certification of Chief Executive Officer and President of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

     No reports were filed on Form 8-K during the Company's fourth fiscal quarter ended April 30, 2003.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       VTEX ENERGY, INC.
                                         (Registrant)


                                       By       /S/   Stephen F. Noser
                                                ------------------------------
                                                Stephen F. Noser.
                                                Chairman of the Board

                                                Date:    August 8, 2003

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                                       By       /S/   Stephen F. Noser
                                                ------------------------------
                                                Stephen F. Noser.
                                                President and Director

                                                Date:    August 8, 2003


                                       By       /S/   Randal B. McDonald, Jr.
                                                ------------------------------
                                                Randal B. McDonald, Jr.
                                                Chief Financial Officer
                                                Principal Accounting and
                                                Financial Officer

                                                Date:    August 8, 2003

                                VTEX Energy, Inc.
                      (Formerly Vector Energy Corporation)

                              FINANCIAL STATEMENTS

                             April 30, 2003 and 2002

                                    CONTENTS



                                                                   Page
                                                                   ---------

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                 F-3

CONSOLIDATED BALANCE SHEETS                                        F-4 to F-5

CONSOLIDATED STATEMENTS OF INCOME                                  F-6

CONSOLIDATED STATEMENTS OF CASH FLOW                               F-7

STATEMENTS OF STOCKHOLDERS' EQUITY                                 F-8 to F-9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                         F-10 to F-21

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Board of Directors and Stockholders of
VTEX Energy, Inc.


We have audited the accompanying consolidated balance sheets of VTEX Energy, Inc. as of April 30, 2003 and 2002, and the related consolidated statements of income, cash flows and changes in shareholders' equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of VTEX Energy, Inc., Inc. as of April 30, 2003 and 2002, and the consolidated results of its operations, its cash flows and changes in its shareholders' equity for the years then ended in conformity with accounting principles generally accepted in the United States.

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


Denver, Colorado

June 18, 2003
(Except for note 13, for which
the date is August 6, 2003)

                                          /s/ Comiskey & Company
                                          PROFESIONAL CORPORATION

                                VTEX Energy, Inc.
                      (Formerly Vector Energy Corporation)
                           CONSOLIDATED BALANCE SHEETS
                             April 30, 2003 and 2002


                                               April 30, 2003  April 30, 2002
                                               --------------  --------------

   ASSETS

CURRENT ASSETS
   Cash                                        $       14,542  $      101,541
   Certificates of deposit                             75,000         100,000
   Revenue accounts receivable                        186,591         111,747
   JIB accounts receivable                             57,613          44,219
                                               --------------  --------------

         Total current assets                         333,746         357,507
                                               --------------  --------------

PROVED OIL AND GAS PROPERTIES, USING
   THE FULL COST METHOD OF ACCOUNTING              16,629,967      17,394,568

   Less accumulated depreciation, depletion,
      Amortization, and impairment                  1,031,680         962,520
                                               --------------  --------------

         Net oil and gas properties                15,598,287      16,432,048
                                               --------------  --------------

OTHER ASSETS
   Other property and equipment, less
   accumulated Depreciation of $77,514
   and $62,533 at April 30, 2003 and 2002,
   respectively                                        29,147          44,128
   Long term accounts receivable (net of
   allowance for Doubtful accounts
   of $109,969)                                       148,000         120,000
   Other assets                                        19,277           9,353
                                               --------------  --------------

         Total other assets                           196,424         173,481
                                               --------------  --------------

         TOTAL ASSETS                          $   16,128,457  $   16,963,036
                                               ==============  ==============


    The accompanying notes are an integral part of the financial statements

                                VTEX Energy, Inc.
                      (Formerly Vector Energy Corporation)
                           CONSOLIDATED BALANCE SHEETS
                             April 30, 2003 and 2002


                                               April 30, 2003  April 30, 2002
                                               --------------  --------------

   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Line of credit                              $         -     $    2,776,404
   Notes payable                                      161,537          52,676
   Production payments payable to related
      party                                           934,518         934,518
   Production payments payable                        309,000         250,000
   Accounts payable - trade                         1,519,408       1,489,383
   Royalties payable                                  492,750         426,269
   Working interest revenues payable                  152,272          69,118
   Taxes payable                                      181,858         173,702
   Advances from related parties                      673,961         261,098
   Accrued payroll                                    106,883         106,883
   Accrued dividends payable                             -            340,000
   Accrued interest                                   290,447         135,419
                                               --------------  --------------

         Total current liabilities                  4,822,634       7,015,470
                                               --------------  --------------

LINE OF CREDIT                                      2,064,143            -
                                               --------------  --------------

STOCKHOLDERS' EQUITY
   Preferred stock class A-1, cumulative
      convertible; $1,000 par value per
      share 3,000 shares authorized; No
      shares issued or outstanding at
      April 30,2003, 3,000 shares issued
      and outstanding at April 30, 2002                  -          3,000,000
   Preferred stock class B, noncumulative
      nonconvertible; $1 par value per share,
      500,000 shares authorized; 500,000
      shares issued and outstanding                    50,000          50,000
   Common stock, $0.001 par value per share;
      150,000,000 shares authorized;
      5,792,646 and 1,626,040 shares issued
      and outstanding at April 30, 2003 and
      2002, respectively                                5,793           1,626
   Additional paid-in capital                      27,723,542      23,247,710
   Retained earnings                            (  18,537,655)   ( 16,351,770)
                                               --------------   -------------

         Total stockholders' equity                 9,241,680       9,947,566
                                               --------------   -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $   16,128,457   $  16,963,036
                                               ==============   =============


     The accompanying notes are an integral part of the financial statements

                                VTEX Energy, Inc.
                      (Formerly Vector Energy Corporation)
                        CONSOLIDATED STATEMENTS OF INCOME
                       Years Ended April 30, 2003 and 2002




                                                 Year Ended      Year Ended
                                               April 30, 2003  April 30, 2002
                                               --------------  --------------

REVENUES
   Oil Sales                                   $       55,700  $      145,774
   Gas Sales                                          488,075       1,174,764
   Production byproducts                                9,010          29,654
   Other income                                          -             71,345
   Interest Income                                      2,846           1,313
                                               --------------  --------------

         Total Revenues                               555,631       1,422,850
                                               --------------  --------------

EXPENSES
   Production taxes                                    67,218          56,384
   Lease operating expense                            704,002         902,890
   Depletion of oil and gas properties                 69,160         383,430
   Interest expense                                   204,328         353,323
   General and administrative expense               1,526,808       2,449,032
                                               --------------  --------------

         Total expenses                             2,571,516       4,145,059
                                               --------------  --------------

Net Loss Before Preferred Dividend              (   2,015,885)  (   2,722,209)

Preferred Stock Dividend                              170,000         240,000
                                               --------------  --------------

NET LOSS AVAILABLE TO COMMON
   SHAREHOLDERS                                $(   2,185,885) $(   2,962,209)
                                               ==============  ==============

NET LOSS PER SHARE
   Basic                                       $(        0.64) $(        2.46)
                                               ==============  ==============

WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING                               3,391,933       1,204,660
                                               ==============  ==============




     The accompanying notes are an integral part of the financial statements

                                VTEX Energy, Inc.
                      (Formerly Vector Energy Corporation)
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                       Years Ended April 30, 2003 and2002

                                                 Year Ended      Year Ended
                                               April 30, 2003  April 30, 2002
                                               --------------  --------------

CASH FLOWS FROM OPERATING ACTIVITIES

   Net Loss                                    $(   2,015,885) $(   2,722,209)
   Adjustments to reconcile net loss to net
    cash used by operating activities
     Depletion of oil and gas properties               69,160         383,430
     Amortization expense                                -             23,895
     Depreciation expense                              14,981          15,048
     Stock issued for consulting fees                 845,500       1,768,600
     Stock issued for employee bonus                   11,000          12,700
     Increase in restricted cash                         -      (       9,536)
     Decrease in certificates of deposit               25,000            -
     (Increase) decrease in accounts receivable (     116,238)        307,601
     (Increase) decrease in other assets        (       9,924)          2,427
     Increase in accounts payable                      78,525         359,158
     Increase in royalties and revenues payable       149,635         133,803
     Increase in other current liabilities            163,184         133,988
                                               --------------  --------------
Net cash (used by) provided from operating
 activities                                     (     785,062)        155,517
                                               --------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES

 Development costs incurred                     (     218,094)  (     489,652)
 Sale of oil and gas properties                       982,695          54,205
 Property and equipment, other                           -      (       6,549)
                                               --------------  --------------
Net cash (used by) provided from investing
 activities                                           764,601   (     441,996)
                                               --------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES

 Issuance of notes payable                            325,956          60,823
 Note repayments                                (     217,095)  (     149,612)
 Borrowings under production payments                  59,000            -
 Repayment of production payments                        -      (      38,357)
 Borrowings on line of credit                         205,000   (     374,442)
 Payment on line of credit                      (     917,261)           -
 Advances from related parties                        412,863         108,106
 Issuance of common stock                              64,999            -
                                               --------------  --------------
Net cash (used by) provided from financing
 activities                                     (      66,538)        393,482
                                               --------------  --------------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                         (      86,999)        679,961

CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                                101,541         781,502
                                               --------------  --------------

CASH AND CASH EQUIVALENTS,
   END OF PERIOD                               $       11,042  $      101,541
                                               ==============  ==============


     The accompanying notes are an integral part of the financial statements

                                VTEX Energy, Inc.
                      (Formerly Vector Energy Corporation)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                       Years Ended April 30, 2003 and 2002

                                     Preferred Stock              Common Stock
                             ------------------------------  -----------------------
                             Price                                                                                   Total
                              Per   Number                    Number                    Retained       Paid       Stockholder's
                             Share Of Shares     Amount      of shares     Amount       Earnings     in capital     Equity
                             ----- --------- -------------- ----------- ------------ -------------- ------------- -------------
Balances as of
April 30, 2001                      503,000  $   3,050,000    1,036,468 $      1,037 $ (13,389,561)$  21,344,782    11,006,258

Issued for consulting
   Services in May, 2001      4.96                               28,333           28                     140,472       140,500

Issued for consulting
   Services In July, 2001     6.00                              100,667          101                     603,899       604,000

Issued for consulting
   Services in August, 2001   4.65                               10,000           10                      46,490        46,500

Issued for employee bonus
   In October, 2001           3.81                                3,333            3                      12,697        12,700

Issued in settlement of
   Accounts payable
   In January, 2002           3.00                               15,239           15                      45,702        45,717

Issued for consulting
   Services in January, 2002  1.50                               33,333           33                      49,967        50,000

Issued for consulting
   Services in February, 2002 1.20                               57,667           58                      69,142        69,200

Issued in settlement of
   Accounts payable
   In March, 2002             2.97                               15,000           15                      44,485        44,500

Issued for consulting
   Services in March, 2002    3.47                              176,000          176                     610,224       610,400

Issued in settlement of
   Accounts payable
   In April, 2002             2.40                               13,333           13                      31,987        32,000

Issued for consulting
   Services in April, 2002    1.81                              136,667          137                     247,863       248,000

Preferred Stock Dividend                                                               (   240,000)                (   240,000)

Net loss                                                                               ( 2,722,209)                ( 2,722,209
                                   --------- -------------- ----------- ------------ -------------- ------------- -------------
Balances as of
April 30, 2002                      503,000  $   3,050,000   1,626,040  $      1,626 $ (16,351,770)$  23,247,710  $  9,947,566

Issued in settlement of
   Accounts payable
   In May, 2002               1.50                              12,667            13                      18,987        19,000




     The accompanying notes are an integral part of the financial statements

                                VTEX Energy, Inc.
                      (Formerly Vector Energy Corporation)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                       Years Ended April 30, 2003 and 2002


                                     Preferred Stock              Common Stock
                             ------------------------------  -----------------------
                             Price                                                                                   Total
                              Per   Number                    Number                    Retained       Paid       Stockholder's
                             Share Of Shares     Amount      of shares     Amount       Earnings     in capital     Equity
                             ----- --------- -------------- ----------- ------------ -------------- ------------- -------------

Issued for consulting
   Services in May, 2002      1.20                               86,667           87                      78,000       104,000

Issued in settlement of
   Accounts payable
   In June, 2002              1.20                               16,667           17                      15,000        20,000

Issued for consulting
   Services in June, 2002     1.20                              236,667          237                     213,000       284,000

Issued for consulting
   Services in July, 2002     0.99                              108,333          108                      75,000       107,500

Issued for consulting
   Services in August, 2002   0.89                              207,500          208                     122,250       184,500

Issued in settlement of
   Accounts payable
   In September, 2002         0.30                               23,333           23                                     7,000

Issued for consulting
   Services in September 2002 0.30                              163,333          163                                    49,000

Issued for employee bonus
   In September, 2002         0.30                               36,667           37                                    11,000

Issued in settlement of
   Accounts payable
   In October, 2002           0.30                                8,333            8                                     2,500

Issued for consulting
   Services in October, 2002  0.40                              100,000          100                      10,000        40,000

Issued for consulting
   Services in November, 2002 0.30                              255,000          255                                    76,500

Sales of common stock for
   Cash in December, 2002     0.12                              550,000          550                      64,449        64,999

Issuance of common stock
   For Class A-1 Preferred
   And accrued dividends      1.49   (3,000 )   (3,000,000)   2,361,439        2,361                   3,507,639       510,000

Preferred Stock Dividend                                                               (   170,000)                (   170,000)

Net loss                                                                               ( 2,015,885)                ( 2,015,885)

                                   --------- -------------- ----------- ------------ -------------- ------------- -------------
Balances as of
April 30, 2003                      500,000  $      50,000    5,792,646 $      5,793 $ (18,537,655) $ 27,723,542  $  9,241,680
                                   ========= ============== =========== ============ ============== ============= =============


     The accompanying notes are an integral part of the financial statements

                                VTEX Energy, Inc.
                      (Formerly Vector Energy Corporation)
                   Notes to Consolidated Financial Statements
                             April 30, 2003 and 2002


1. Business and Organization

VTEX Energy , Inc. (Formerly Vector Energy Corporation), a Nevada corporation (together with its subsidiary, Vector Exploration, Inc., collectively, "the Company") was formed on June 18, 1998 as a result of an agreement and plan of reorganization more fully described in Note 3. The Company is primarily engaged in the acquisition, development, production and exploration of oil and natural gas properties in the United States.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated  financial  statements  include the accounts of the Company and
its  wholly  owned  subsidiary.   All  significant   intercompany  accounts  and
transactions have been eliminated in consolidation.

Certain prior year amounts have been reclassed to conform with the current year presentation.

Reverse Stock Split

On November 15, 2002, the Board of Directors authorized a 1-for-30 reverse stock split, thereby decreasing the number of issued and outstanding shares to 2,881,207. In addition, the Company's common stock was redesignated from no par value to $0.001 par value per share. All references in the accompanying financial statements to the number of common shares and per-share amounts for 2002 and 2003 have been restated to reflect these changes.

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

The Company periodically maintains cash balances in excess of FDIC insured limits. There were no amounts in excess at April 30, 2003 or April 30, 2002.

Oil and Gas Properties

The Company follows the full cost method of accounting for its oil and gas properties. All costs associated with property acquisition, exploration, and development activities are capitalized in a single, United States cost center. Internal costs directly identified with the acquisition, exploration and development activities of the Company are also capitalized. Capitalized costs are amortized on the unit-of-production basis using proved oil and gas reserves. Capitalized costs are limited to the present value of estimated future net revenues less estimated future expenditures using a discount factor of ten percent. Sales and abandonments of oil and gas properties are treated as reductions of the capitalized cost pool. At April 30, 2003 and 2002, there were no costs of unproved properties or major development projects included in the capitalized cost pool.

                                VTEX Energy, Inc.
                      (Formerly Vector Energy Corporation)
              Notes to Consolidated Financial Statements (Continued)
                             April 30, 2003 and 2002


In accordance with Statement of Financial Accounting Standards No. 121 ("SFAS 121") - Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of, the Company assesses the need for an impairment of capitalized costs of oil and gas properties on a combined basis, with separate consideration given to unproved properties and major development projects, of which there were none at April 30, 2003 and 2002. If impairment is indicated based upon undiscounted future cash flows, then an impairment is recognized to the extent that net capitalized costs exceed discounted expected future cash flows. No impairment was considered necessary for the years ended April 30, 2003 and 2002.
Other Property and Equipment

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

The following is a summary of all significant noncash investing and financing activities and payments made for interest and income taxes for the years ended April 30, 2003 and 2002.


                                                   Year Ended      Year Ended
                                                 April 30, 2003  April 30, 2002
                                                 --------------  --------------
Noncash activities:
   Common stock issued for compensation          $       11,000 $        12,700
   Common stock issued for consulting fees       $      845,500 $     1,768,600
   Stock issued in settlement of
      accounts payable                           $       48,500 $       122,216
   Common stock issued upon the conversion of
      preferred stock and accrued dividends      $    3,510,000 $          -
Cash Payments:
   Interest                                      $       49,300 $       206,181
   Income Taxes                                  $            0 $             0

                                VTEX Energy, Inc.
                      (Formerly Vector Energy Corporation)
              Notes to Consolidated Financial Statements (Continued)
                             April 30, 2003 and 2002

3. Acquisitions of Oil and Gas Properties

On May 8, 1998, the Company acquired various working and royalty interests in wells located in Texas, Louisiana and Oklahoma. To effect the transaction, the Company issued 30,000 shares of class AA preferred stock, valued at $3,000,000, and 10,437 shares of common stock, valued at $939,372. In addition, the Company assumed $6,100,000 in bank debt and $511,465 in accounts payable, net of accounts receivable and cash acquired. The Company capitalized $251,704 in expenses incurred in conjunction with this transaction. Subsequently, the Company issued 3,867 shares of common stock, valued at $163,065, for additional working interests in certain of the properties acquired.

On November 4, 1998, the Company acquired various working interests in wells located in Louisiana, Texas and Oklahoma. To effect the transaction, the Company issued 40,889 shares of common stock, valued at $1,840,000, and a $120,000 non-interest bearing note payable to the sellers. In addition, the Company assumed $690,522 in bank debt and $600,954 in accounts payable. The Company capitalized $15,145 in expenses incurred in conjunction with this transaction. The purchase and sale agreement also provides that the sellers may receive up to 16,667 additional shares of common stock based on the value of proved developed producing reserves attributable to the properties acquired, as determined by an independent engineering evaluation as of September 30, 1999. The Company was also required to expend a minimum of $500,000 in capital investment on the properties acquired within nine months or the sellers would be entitled to receive an additional 16,667 shares of common stock. Subsequently, the Company exchanged the working interests acquired in certain properties in Texas and
$30,000 for additional working interests in the properties acquired in Louisiana. On August 23, 1999, the Company issued 16,667 shares of common stock valued at $1,187,500 to the sellers under the terms of the purchase and sale agreement. The Company does not believe any additional shares will be issued to the sellers under this agreement.

On March 7, 2000, the Company closed a purchase and sale agreement with a company, which is a debtor in possession in a Chapter 11 Bankruptcy. Under the agreement, the Company acquired all of the Bankrupt Debtor's interest in a block located in the Offshore Texas, Mustang Island Area for 18,333 shares of common stock valued at $550,000. In accordance with the agreement, the Company immediately repurchased 556 shares of common stock at $90.00 per share, for a total of $50,000, for payment of administrative expenses in the Bankruptcy proceeding. Under the terms of the agreement, in the event that the daily rate of production from the properties acquired averages at least 5,000 Mcf per day over a complete calendar month the seller has the right to put 5,000 shares of common stock to the Company at $90.00 per share. If the seller fails to exercise such right, the Company has the right to call 5,000 shares of common stock at $90.00 per share. In addition, the Company may be required to issue a maximum of 12,333 additional shares of common stock to the seller based upon the required future development costs associated with the properties acquired, as determined by an independent engineering firm. In addition, the Company purchased $120,000 in secured debt from three of the seller's secured creditors for face value.

On November 22, 2000, the Company exchanged pipeline, meter stations, and related equipment acquired in the Mustang Island transaction for a cash payment of $150,000 and a 20% interest in Mustang Island Gathering, LLC ("the LLC") a
Texas limited liability company and pipeline operator. As part of the transaction, the Company entered into a five year natural gas purchase agreement with the LLC. As a member of the LLC, the Company has been required to guarantee a portion of the LLC's bank debt, which is approximately $1.1 million in the aggregate. At April 30, 2003, the Company's percentage ownership in the LLC was approximately 15%. In addition, any member of the LLC has the right, but not the obligation, to transfer all of its membership units in the LLC to the Company in exchange for shares of its common stock.

                                VTEX Energy, Inc.
                      (Formerly Vector Energy Corporation)
              Notes to Consolidated Financial Statements (Continued)
                             April 30, 2003 and 2002


4. Oil and Gas Producing Activities

Set forth below is certain information regarding the aggregate capitalized costs of oil and gas properties, as of April 30, 2003 and 2002, and costs incurred in oil and gas property acquisition, development and exploration activities for the years ended April 30, 2003 and 2002.

                                             April 30, 2003     April 30, 2002
                                             --------------     --------------
Capitalized Costs
   Proved properties                         $   16,629,967     $   17,394,568
   Unproved properties                                    0                  0
   Accumulated depreciation, depletion
      and amortization                        (   1,031,680)     (     962,520)
                                             --------------     --------------
                                             $   15,598,287     $   16,432,048
                                             ==============     ==============
Year Ended Year Ended
                                             April 30, 2003     April 30, 2002
                                             --------------     --------------
Cost Incurred
   Property acquisitions:
      Proved properties                      $            0     $            0
      Unproved properties                                 0                  0
   Development costs                                218,094            489,652
   Exploration costs                                      0                  0
                                             --------------     --------------
                                             $      218,094     $      489,652
                                             ==============     ==============

The following presents the results of operations of oil and gas producing activities for the years ended April 30, 2003 and 2002:
                                              Year Ended         Year Ended
                                             April 30, 2003     April 30, 2002
                                             --------------     --------------

Oil and gas sales                            $      552,785     $    1,350,192
Production costs                              (     771,220)     (     959,274)
Exploration                                               0                  0
Depreciation, depletion and amortization      (      69,160)     (     383,430)
Impairment of oil and gas properties                      0                  0
                                             --------------     --------------
Operating Income (loss)                       (     287,595)             7,488
Income tax                                                0                  0
                                             --------------     --------------
Net Income (loss)                            $(     287,595)    $        7,488
                                             ==============     ==============

5. Notes Payable

Total debt at April 30, 2003 and 2002 consists of the following:

                                             April 30, 2003     April 30, 2002
                                             --------------     --------------

              Line-of-credit                 $    2,064,143     $    2,776,404
              Production payments payable         1,243,518          1,184,518
              Other                                 161,537             52,676

              Less current portion                1,405,055          4,013,598
                                             --------------     --------------
                                             $    2,064,143     $            0
                                             ==============     ==============

                                VTEX Energy, Inc.
                      (Formerly Vector Energy Corporation)
              Notes to Consolidated Financial Statements (Continued)
                             April 30, 2003 and 2002


Line of Credit

The Company had a $10 million revolving credit note with Wachovia Bank, National Association (the "Bank"), which terminated on November 15, 2002. Interest on the note was payable monthly at a floating rate, which was 5.75% at April 30, 2002. The borrowing base under the note was determined periodically based upon the collateral value assigned to the mortgaged properties, and was $2,776,404 at April 30, 2002.

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

In accordance with the terms of the credit agreement, as amended, the Company entered into a binding contract with an auction house on two separate occasions for the sale of certain of its producing properties. On June 6, 2002, the Company closed a sale of certain of its producing properties for total cash consideration of $600,100. Net proceeds received from the sale, which totaled $481,027, were used to pay down the Company's bank debt

On September 10, 2002, the Company renegotiated the terms of its indebtedness. Under the terms of the new agreement, the Company was to pay $300,000 to its lender by September 30, 2002. The Company would then be relieved of all payments until December 2, 2002. The Company had the option on or before December 2, 2002 to pay the lender either an additional $300,000 in cash or $150,000 in cash and $200,000 in production payments in exchange for the forgiveness of the remainder of its indebtedness amounting to approximately $1.6 million. In addition, the lender agreed to convert all of its $3 million preferred stock and accrued dividends into common stock equivalent to a 45% ownership position in the Company.

On August 30, 2002, the Company closed a sale of certain of its producing oil and gas properties for total cash consideration of $301,600. Net proceeds received from the sale, which totaled $276,697, were paid to the Company's lender as part of the $300,000 payment due by September 30, 2002. The balance of the $300,000 payment was made by the due date.

On November 25, 2002, the Company closed a sale of certain of its producing oil and gas properties for total cash consideration of $95,000. Net proceeds received from the sale, which totaled $82,660, were paid to the Company's lender as part of the payment due by December 2, 2002.

                                VTEX Energy, Inc.
                      (Formerly Vector Energy Corporation)
              Notes to Consolidated Financial Statements (Continued)
                             April 30, 2003 and 2002

The Company failed to make the remaining $67,340 payment due to the lender by December 2, 2002. However, the Company reached a verbal agreement with the lender to accept an additional payment of $17,340 in cash and $250,000 in production payments. Such cash payment was made on December 13, 2002.

At April 30, 2002 the line of credit had an outstanding balance of $2,776,400. During the first seven months of fiscal 2003, the Company completed sales of producing properties whose proceeds totaled $982,695. Of such proceeds, $917,000 was paid against the line of credit, reducing the principal balance to $1,876,482 on December 1, 2002.

Effective December 1, 2002, the Company's line of credit was partially assigned to Old Jersey Oil Ventures, L.L.C. ("Old Jersey"), an entity controlled by the brother of the President of the Company. The Bank retained the rights to $250,000 of the line of credit, payable out of 50% of the net profits from specified oil and gas properties owned by the Company and which are pledged against the line of credit. The Bank's rights in the retained debt are senior to those of Old Jersey in the remaining debt.

On February 11, 2003 the Company amended and restated the terms of its credit agreement with Old Jersey. The amended and restated agreement changed the interest rate on the line of credit to a fixed rate of 7.50%, increased the borrowing base to $2,500,000, and extended the maturity date to January 31, 2005. Under the terms of the amended and restated agreement, the borrowing base will decrease by $10,000 per month beginning April 30, 2003. If at any time the amount outstanding under the line of credit exceeds the borrowing base, the Company must make a mandatory principal prepayment in an amount equal to the excess. The amended and restated agreement did not affect the $250,000 interest retained by the Bank.

Under the currently scheduled reductions in the borrowing base, the principal balance outstanding under the line of credit at April 30, 2003 of $2,064,143 will be due at maturity on January 31, 2005.

Certificates of Deposit

At April 30, 2003 and 2002, the Company had certificates of deposit totaling $75,000 and $100,000, respectively. Such certificates bore interest at 1.1% at April 30, 2003 and 1.883% to 1.982% at April 30, 2002. The maturity dates of the certificates ranged from October 17, 2003 to March 20, 2004 at April 30, 2003 and from February 19, 2003 to March 20, 2003 at April 30, 2002. The certificates of deposit are collateral for letters of credit, with expiration dates corresponding to the maturity dates of the certificates, issued in favor of governmental agencies in states in which the Company operates wells. It is anticipated that such certificates of deposit and the corresponding letters of credit will be renewed at maturity.

Production Payments Payable

On October 19, 2000, the Company sold 18,107 shares of common stock together with a warrant to purchase 18,107 shares of common stock at $15.00 per share and an undivided 2.2% working interest in two nonproducing oil and gas wells to a private investor for a total consideration of $100,000.00 in cash. The investor is also entitled to recoup his investment out of future production from the wells, if any. On October 19, 2000, the closing price of the common stock was $0.24 per share. On November 24, 2000, the Company sold an undivided 1.85% interest in a nonproducing oil and gas well to the same investor for a total cash consideration of $25,000. The investor is entitled to recoup his investment out of 50% of the future production from the well, if any. The proceeds of these transactions were used to fund development of the Mustang Island Properties.

On October 27, 2000, the Company sold 13,580 shares of common stock together with a warrant to purchase 13,580 shares of common stock at $15.00 per share and an undivided 2.2% working interest in two nonproducing oil and gas wells to a private investor for a total consideration of $100,000.00 in cash. The investor is also entitled to recoup his investment out of future production from the wells, if any. On October 27, closing price of the common stock was $0.155 per share. On November 24, 2000, the Company sold an undivided 1.85% interest in a nonproducing oil and gas well to the same investor for a total cash consideration of $25,000. The investor is entitled to recoup his investment out of 50% of the future production from the well, if any. The proceeds of these transactions were used to fund development of the Mustang Island Properties.

                                VTEX Energy, Inc.
                      (Formerly Vector Energy Corporation)
              Notes to Consolidated Financial Statements (Continued)
                             April 30, 2003 and 2002

Both of the transactions in October 2000 and November 2000 were treated, by the Company, as loans repayable out of production for accounting purposes. Such production loans began accruing interest on January 1, 2001 at a variable rate equal to the rate on the Company's bank debt. At April 30, 2003 and 2002 the rate was 5.25% and 5.75%, respectively. Accrued interest on the loans totaled $32,547 and $25,094 at April 30, 2003 and 2002, respectively. The stock issued was booked at its fair market value and treated as a loan cost which was amortized over six months.

On December 27, 2000, the Company sold certain interest in 5 wells located in McClain County, Oklahoma and undivided 10% interest in 6 wells located on the Mustang Island Property to Old Jersey Oil Ventures, LLC. for $1,000,000.00. The brother of the President of the Company is a principal in Old Jersey Oil
Ventures,  LLC.  At the same time Old  Jersey  Oil  Ventures  LLC,  as holder of
$591,849.41 in indebtedness owed by the Company, agreed to exchange such indebtedness for 131,522 shares of the Company's common stock. This represented a price of $4.50 per share. On December 27, 2000, the closing price of the common stock was $0.125. Old Jersey Oil Ventures, LLC also exercised warrants to purchase 13,333 shares of the Company's common stock at $3.00 per share. All shares issued to Old Jersey Oil Ventures, LLC. were issued in a private transaction and may only be transferred in a private transaction or pursuant to an applicable exemption to the registration requirements. The Company is under no obligation to register such shares. The proceeds of this transaction were used as follows: $250,000.00 to make payments to general creditors; $300,000.00 to make a principal payment to the lender under the Company's secured indebtedness as a condition to the lender's agreement to enter into the fifth amendment to the credit agreement described above; $50,000 for capital investment on properties owned by the Company in St. Mary's Parish, Louisiana; and $400,000.00 to pay principal and interest due under the Company's credit agreement. Old Jersey Oil Ventures, LLC is entitled to recoup its investment out of future production from the wells in McClain County, Oklahoma and on the Mustang Island Property.

The transaction in December 2000 was treated, by the Company, as a loan repayable out of production for accounting purposes. Such production loan began accruing interest on January 1, 2001 at a variable rate equal to the rate on the Company's bank debt. At April 30, 2003 and 2002 the rate was 5.25% and 5.75%, respectively. Accrued interest on the loan totaled $146,543 and $95,997 at April 30, 2003 and 2002, respectively.

On December 2, 2002, the Company sold a 12.5% interest in a nonproducing well to a private investor for $20,000. The funds were used to perform a workover on the well. The investor is also entitled to recoup his investment out of future production form the well.

On December 6, 2002, the Company received $4,000 from a private investor to fund contract lease work on the well necessary to vest title to the Company. The investor is also entitled to recoup his investment out of future production, if any, from the well.

On February 19, 2003, the Company sold a 12.5% interest in two nonproducing wells to a private investor. The funds were used to perform workovers on the wells. The investor is also entitled to recoup his investment out of future production from the wells.

All three of the transactions in December 2002 and February 2003 were treated, by the Company, as a loans repayable out of production for accounting purposes. Such production loans accrue interest at a variable rate equal to the rate on the Company's bank debt. At April 30, 2003 the rate was 5.25%. Accrued interest on the loans totaled $873 at April 30, 2003.

Other notes payable

Other notes payable at April 30, 2003 consisted of $104,608 in unsecured 9% to 18% notes issued to vendors in settlement of accounts payable. Certain of the notes are past their due dates and are due on demand. Also included is a $56,929 financing obligation for insurance premiums, payable in monthly installments, with interest at 6.5%, through October 2003.

                                VTEX Energy, Inc.
                      (Formerly Vector Energy Corporation)
              Notes to Consolidated Financial Statements (Continued)
                             April 30, 2003 and 2002


6. Income Taxes

The Company has available at April 30, 2003 an approximate $14,000,000 unused operating loss carryforward that may be applied against future taxable income, and that expires in the years 2013 and 2019 through 2023. Temporary deductible tax differences exist between depletion for financial statement purposes and depletion for tax purposes. The tax benefit of unused operating loss carryforwards and deductible temporary differences of approximately $4,700,000 has been offset by a full valuation allowance. The valuation allowance increased by approximately $700,000 for the year ended April 30, 2002.

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

The Company is authorized to issue 500,000 shares of Class B Preferred Stock, par value $1.00 per share. The holders of Class B Preferred Stock are not entitled to receive any dividends. As of April 30, 2003 and 2002, 500,000 shares of the Class B Preferred Stock were issued and outstanding. The Class B Preferred Stock is redeemable in whole, but not in part, at the option of the Corporation by resolution of the Corporation's Board of Directors at anytime at $1.00 per share. Each share of Class B Preferred Stock has the voting rights equal to 100 shares of the Company's common stock. The holders of Class B shares are entitled to elect at least two directors to the Board of Directors of the Corporation. The holders of Class B Preferred Stock voting as a class will have the right to remove without cause at any time and replace any director such holders have elected.

Common Stock

The Company has 150,000,000 shares of authorized $0.001 par value common stock, of which 5,792,646 and 1,626,040 shares were issued and outstanding at April 30, 2003 and 2002, respectively.

Effective November 15, 2002, Vector Energy Corporation reincorporated into Nevada and changed its name to VTEX Energy, Inc. The reincorporation and name change were accomplished by a merger of Vector Energy Corporation into a new wholly owned subsidiary, VTEX Energy, Inc. One new share of VTEX Energy, Inc. was issued for each 30 shares of Vector Energy Corporation held on November 15, 2002, the effective date for the reincorporation. At the effective date, 2,886,203 shares of VTEX Energy, Inc. were issuable in exchange for the outstanding common stock of Vector Energy Corporation. At April 30, 2003, 4,625,103 shares of common stock of Vector Energy Corporation remain unexchanged. The 154,316 shares of common stock of VTEX Energy, Inc. issuable in exchange for these shares of Vector Energy Corporation have been included in the outstanding common stock of VTEX Energy, Inc. VTEX Energy, Inc. may seek to enforce the mandatory exchange by cancellation of any unexchanged shares.

Stock Options and Warrants

The Company has granted options to certain key employees to purchase 69,336 shares of the Company's common stock at purchase prices ranging from $4.50 to $6.90 per share. These options expire on dates ranging from August 25, 2005 to March 1, 2006 and are non-transferable. The options, which were issued at a price equal to or exceeding the market value of the underlying stock on the date of the grant, are not intended to qualify as incentive stock options under Internal Revenue Code Section 422. The Company follows the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (SFAS No. 123) using a Black Scholes option pricing model.

                                VTEX Energy, Inc.
                      (Formerly Vector Energy Corporation)
              Notes to Consolidated Financial Statements (Continued)
                             April 30, 2003 and 2002


Also outstanding at April 30, 2003 are warrants for the purchase of 31,687 shares of the Company's common stock at a purchase price of $15.00 per share. The warrants expire on October 19, 2003 and are transferable.

The following is a summary of option activity for the years ended April 30, 2003 and 2002.


                                       Weighted                         Weighted
                                        Shares    Average               Average
                                         Under    Exercise    Options   Exercise
                                        Option     Price    Exercisable  Price
                                      ----------- --------  ----------- --------
Options outstanding at April 30, 2001     69,336  $  6.67       69,336  $  6.67
   Options granted                          -         -           -         -
                                      -----------           -----------
Options outstanding at April 30, 2002     69,336     6.67       69,336     6.67
   Options granted                          -         -           -         -
                                      -----------           -----------
Options outstanding at April 30, 2003     69,336  $  6.67       69,336  $  6.67
                                      ===========           ===========

All of the above options are fully vested, and expire during the year ended April 30, 2006.. The options, which were issued at a price equal to or exceeding the market value of the underlying stock on the date of the grant, are not intended to qualify as incentive stock options under Internal Revenue Code
Section 422.

In October 2000, the Company sold warrants to two investors to purchase 31,687 shares of the Company's common stock at the purchase price of $15.00 per share. These warrants may be exercised at any time until their expiration on October 19, 2003 and are transferable and are the only warrants outstanding at April 30, 2003 and 2002

8. Concentrations

The Company currently markets the oil and gas production from its properties to eleven customers, two of which represent sales in excess of 10% of the Company's total oil and gas revenues. These two customers represent approximately 39% and 14% of the Company's total oil and gas revenues, respectively. During the year ended April 30, 2002 the Company marketed the oil and gas production from its properties to ten customers, three of which represented sales in excess of 10% of the Company's total oil and gas revenues. These three customers represented approximately 35%, 20% and 11% of the Company's total oil and gas revenues, respectively. The availability of oil and gas purchasers, with respect to onshore production, is such, however, that any customer discontinuing purchases from the Company could almost assuredly be replaced by another buyer.

Approximately $37,000,000, or 36%, of estimated future cash flows from proved reserves is related to offshore production from the Company's Mustang Island Block. Available purchasers and transportation facilities are much more limited with respect to this production. The Company has experienced significant delays in the production of its Mustang Island Block because of refusal by a pipeline to purchase its production, or allow its transportation through their facilities. The Company has recently signed a contract with the pipeline for the purchase of its production from the Mustang Island Block and began production in December, 2002.

9. Related Party Transactions

During the years ended April 30, 2003 and 2002, officers, directors and shareholders of the Company made unsecured advances totaling $412,863 and $108,106, respectively, to the Company.

The Company is obligated under a production payment to an entity whose principal is the brother of the Company's president. At April 30, 2003 and 2002 the balance due under such production payment was $934,518. Such production loan began accruing interest on January 1, 2001 at a variable rate equal to the rate on the Company's bank debt. At April 30, 2003 and 2002 the rate was 5.25% and 5.75%, respectively. Accrued interest on the loan totaled $146,543 and $95,997 at April 30, 2003 and April 30, 2002, respectively.

                                VTEX Energy, Inc.
                      (Formerly Vector Energy Corporation)
              Notes to Consolidated Financial Statements (Continued)
                             April 30, 2003 and 2002


10. Commitments and Contingencies

Rent expense for the years ended April 30, 2003 and 2002 was $65,124 and $63,896, respectively. In June 2001, the Company entered into a long-term lease for office space at an annual rent of $65,124. As of April 30, 2003, future minimum lease payments under this lease were as follows:


                 2004                     $           65,124
                 2005                                 65,124
                 2006                                 65,124
                 2007                                 21,708
                                          ------------------
                 Total                    $          217,080
                                          ==================

As a member of Mustang Island Gathering, LLC( the "LLC"), a Texas limited liability company and pipeline operator, the Company has been required to guarantee a portion of the LLC's bank debt, which is approximately $1.1 million in the aggregate.

11. Going Concern

As shown in the financial statements, the Company incurred net losses of approximately $2,000,000 and $2,700,000 for the years ended April 30, 2003 and 2002, respectively. Current liabilities exceeded current assets by approximately $4,489,000 and $6,658,000 at April 30, 2003 and 2002, respectively. Amounts outstanding and payable to creditors are in arrears and the Company is in negotiations with creditors to obtain extensions and settlements of outstanding amounts. Of the $9,241,680 and $9,947,566 in shareholders' equity at April 30, 2003 and 2002, respectively, $15,598,287 and $16,432,048, respectively, is attributable to the Company's investment in oil and gas properties. Management anticipates that significant additional expenditures will be necessary to develop the properties, which consist of only proved reserves, before significant positive operating cash flows will be achieved. These factors are an indication that the Company may be unable to continue in existence.

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

                                VTEX Energy, Inc.
                      (Formerly Vector Energy Corporation)
              Notes to Consolidated Financial Statements (Continued)
                             April 30, 2003 and 2002

Future prices received for production and future production costs may vary, perhaps significantly, from the prices and costs assumed for purposes of these estimates. There can be no assurance that the proved reserves will be developed within the periods indicated or that prices and costs will remain constant. There can be no assurance that actual production will equal the estimated amounts used in the preparation of reserve projections. In accordance with the Securities and Exchange Commission's guidelines, the Company's internal petroleum engineers' estimates of future net cash flows from the Company's proved properties and the present value thereof are made using oil and natural gas sales prices in effect as of the dates of such estimates and are held constant throughout the life of the properties. Average prices used in estimating the future net cash flows were $29.03 per barrel of oil and $4.43 per Mcf of gas and $21.55 per barrel of oil and $3.17 per Mcf of natural gas at April 30, 2003 and 2002, respectively.

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


                                                 Oil                Gas
                                               (Bbls)              (Mcf)
                                           --------------      --------------
                                                     (in thousands)
Proved Reserves
Estimated Quantities - April 30, 2001              3,596             20,517
Production                                 (           7)      (        372)
Revisions                                  (       3,295)      (      3,068)
                                           --------------      --------------
Estimated Quantities - April 30, 2002                294             17,077
Sales of Reserves in Place                 (          66)      (        973)
Production                                 (           2)      (        100)
Revisions                                              5              9,405
                                           --------------      --------------
Estimated Quantities - April 30, 2003                231             25,409
                                           ==============      ==============

Proved Developed Reserves
April 30, 2002                                       294             17,077
April 30, 2003                                       180             20,986


Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves:

                                                       As of April 30,
                                                    2003             2002
                                             ----------------  ----------------
                                                       (in thousands)

Future cash inflows                          $       119,091   $        60,378
Future production costs                       (        6,980)   (       16,754)
Future development costs                      (        7,712)   (        2,897)
                                             ----------------  ----------------
Future net cash flows                                104,399            40,727
10% annual discount for estimating
   Timing of cash flows                       (       33,090)   (       11,328)
                                             ----------------  ----------------

Standardized measure of discounted
   Future net cash flows                     $        71,309   $        29,399
                                             ================  ================

                                VTEX Energy, Inc.
                      (Formerly Vector Energy Corporation)
              Notes to Consolidated Financial Statements (Continued)
                             April 30, 2003 and 2002


Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves:

                                                   Year Ended of April 30,
                                                    2003              2002
                                               ---------------  ---------------
                                                        (in thousands)
Standardized measure of discounted
   Future net cash flows, beginning of year    $       29,399   $       69,597

Changes due to operations:
Sales, net of production costs                            218    (         391)
Net change in prices, net of production costs           9,853    (      24,228)
Development costs incurred                                218              490
Change in future development costs              (       1,635            2,034
Revisions of quantity estimates                        33,609    (      28,580)
Sales of Reserves                               (       2,792)            -
Changes in production rates, timing and other   (         501)           3,517
Accretion of discount                                   2,940            6,960
                                               ---------------  ---------------

Standardized measure of discounted
   Future net cash flows, end of year          $       71,309   $       29,399
                                               ===============  ===============

13. Subsequent Event

On August 5, 2003, the Company executed a letter of intent with Wachovia Bank constituting an agreement giving the Company the right to acquire all of the bank's holdings in VTEX Energy, Inc. securities and cancellation of the $250,000 note payable to the bank in return for a payment of $50,000. This option may be exercised at anytime prior to August 8, 2003. Wachovia Bank currently holds 2,369,033 shares of the Company's common stock.