Form 10QSB
period 2003-07-31
VTEX ENERGY INC
filed 2003-09-19
CIK 1036265

===============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITITES EXCHANGE ACT OF 1934. For the quarter ended July 31, 2003

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

At August 31, 2003 there were 4,409,622 shares of $0.001 par value common stock outstanding. Such outstanding shares include 146,708 shares issuable in exchange for the remaining 4,396,896 shares of Vector Energy Corporation.

Transitional Small Business Disclosure Format (Check one) Yes |_| No |X|

===============================================================================

                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

The unaudited financial statements of the Company appearing at page F-1 through F-13 hereof are incorporated by reference.

Item 2.     Management's Discussion and Analysis or Plan of Operation

     On July 31, 2003, The Company had a working capital deficit of $ 4,568,151. This is primarily due to net payables assumed in the acquisition of oil and gas properties, and the classification of the Company's production payments as current. The Company has begun to settle many of the assumed payables for a combination of cash and the Company's common stock. Management believes that they will be able to continue this.

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

     Effective November 15, 2002, the Company reincorporated into Nevada and changed its name to VTEX Energy, Inc. The reincorporation and name change was accomplished by a merger of Vector Energy Corporation into a new wholly owned subsidiary, VTEX Energy, Inc. One new share of VTEX Energy, Inc. was issued for each 30 shares of Vector Energy Corporation held on November 15, 2002, the effective date for the reincorporation.

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

     Both of the transactions in October 2000 and November 2000 were treated, by the Company, as loans repayable out of production for accounting purposes. Such production loans began accruing interest on January 1, 2001 at a variable rate equal to the rate on the Company's bank debt. At July 31, 2003 the rate was 5.25%. Accrued interest on the loans totaled $35,855 at July 31, 2003. The stock issued was booked at its fair market value and treated as a loan cost, which was amortized over six months.

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

     The transaction in December 2000 was treated, by the Company, as a loan repayable out of production for accounting purposes. Such production loan began accruing interest on January 1, 2001 at a variable rate equal to the rate on the Company's bank debt. At July 31, 2003 the rate was 5.25%. Accrued interest on the loan totaled $158,910 at July 31, 2003.

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

     On February 19, 2003, the Company sold a 12.5% interest in two nonproducing wells to a private investor for $35,000. The funds were used to perform workovers on the wells. The investor is also entitled to recoup his investment out of future production from the wells.

     All three of the transactions in December 2002 and February 2003 were treated, by the Company, as a loans repayable out of production for accounting purposes. Such production loans accrue interest at a variable rate equal to the rate on the Company's bank debt. At July 31, 2003 the rate was 5.25%. Accrued interest on the loans totaled $1,654 at July 31, 2003.

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

     On September 10, 2002, the Company renegotiated the terms of its indebtedness. Under the terms of the new agreement, the Company will pay $300,000 to its lender by September 30, 2002. The Company will then be relieved of all payments until December 2, 2002. The Company has the option on or before December 2, 2002 to pay the lender either an additional $300,000 in cash or $150,000 in cash and $200,000 in production payments in exchange for the forgiveness of the remainder of its indebtedness amounting to approximately $1.6 million. In addition, the lender has agreed to convert all of its $3 million preferred stock into common stock equivalent to a 45% ownership position in the Company.

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

     In July, 2003, the Company sold 125,000 shares of restricted common stock to private investor for $40,000.

     On August 8, 2003, the Company completed a transaction with Wachovia Bank whereby the Company acquired all of the bank's holdings in VTEX Energy, Inc. securities, which consisted of 2,369,033 shares of the Company's common stock, and received cancellation of the $250,000 note payable to the bank in return for a payment of $50,000 and warrants to purchase up to 250,000 shares of the Company's common stock at $0.10 per share until August 8, 2006.

     For the past three months, the Company's oil and gas revenues have been sufficient to satisfy its oil and gas operating expenses and general and administrative expenses. Additional equity funding will be required to meet the capital needs of the Company. Any inability of the Company to raise additional capital under such circumstances will limit the development of most of its oil and gas properties and may prevent the Company from meeting its cash requirements. If the wells currently being brought into production perform as expected such financing should be available; however, there is no assurance that such financing will in fact be available or that the wells will, in fact, perform as expected. In the absence of such well performance or financing, the company will not be able to meet its financial obligations.

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

The information required by this item is provided in the Notes to Financial Statements appearing at pages F-7 through F-13 hereof and are incorporated by reference.

Item 3.     Defaults Upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

None.

Item 5.     Other Information

None

Item 6.     Exhibits and Reports on Form 8-K

            (A) Additional Exhibits
                Exhibit 31.1 Certification pusuant to Rule 13a-14(a) under the
                             Securities Exchange Act of 1934, as amended
                Exhibit 32.1 Certification of Chief Executive Officer and
                             President of the Company, pursuant to 18 U.S.C.
                             Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                (B) Reports on Form 8-K
                             None

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

                                            Date: September 19, 2003


                                        By  /S/ Stephen F. Noser,
                                            ------------------------------------
                                            Stephen F. Noser
                                            President
                                            Principal Executive Officer

                                            Date: September 19, 2003

                               VTEX Energy, Inc.

                              FINANCIAL STATEMENTS

                                  July 31, 2003

                                   (Unaudited)

                                    CONTENTS



                                                              Page
                                                              ----

UNAUDITED CONSOLIDATED BALANCE SHEET                          F-3 to F-4

UNAUDITED CONSOLIDATED STATEMENT OF INCOME                    F-5

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS                F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                    F-7 to F-13

                               VTEX Energy, Inc.
                           CONSOLIDATED BALANCE SHEET
                                  July 31, 2003
                                   (Unaudited)






ASSETS

CURRENT ASSETS
  Cash                                                       $    185,552
  Certificates of deposit                                          75,000
  Revenue accounts receivable                                     250,833
  JIB accounts receivable                                          64,318
                                                             ------------
     Total current assets                                         575,703
                                                             ------------
PROVED OIL AND GAS PROPERTIES, USING THE
  FULL COST METHOD OF ACCOUNTING                               16,760,987


Less accumulated depreciation, depletion, amortization
  and impairment                                                1,078,510
                                                             ------------
Net oil and gas properties                                     15,682,477
                                                             ------------
OTHER ASSETS
  Other property and equipment, less accumulated
    depreciation of $80,811                                        25,851
  Long term accounts receivable                                   148,000
  Other assets                                                     19,277
                                                             ------------
     Total other assets                                           193,128
                                                             ------------
                                                             $ 16,451,308
                                                             ============

    The accompanying notes are an integral part of the financial statements

                               VTEX Energy, Inc.
                           CONSOLIDATED BALANCE SHEET
                                  July 31, 2003
                                   (Unaudited)



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable                                                   100,432
  Production payments payable                                   1,243,518
  Accounts payable - trade                                      1,561,765
  Royalties payable                                               613,400
  Working interest revenues payable                               324,354
  Taxes payable                                                   191,618
  Advances from related party                                     655,961
  Accrued payroll                                                 106,883
  Accrued interest                                                345,923
                                                             -------------
     Total current liabilities                                  5,143,854
                                                             -------------

LINE OF CREDIT                                                  2,064,143
                                                             -------------

STOCKHOLDERS' EQUITY
  Preferred stock class B, noncumulative nonconvertible;
    $0.001 par value per share, 500,000 shares authorized;
    500,000 shares issued and outstanding                          50,000
Common stock, $0.001 par value; 150,000,000
    shares authorized; 6,663,646 shares issued and
    outstanding at July 31, 2003                                    6,664
  Additional paid-in capital                                   28,053,671
  Retained earnings                                           (18,867,024)
                                                             -------------
     Total stockholders' equity                                 9,243,311
                                                             -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 16,451,308
                                                             =============

    The accompanying notes are an integral part of the financial statements

                               VTEX Energy, Inc.
                        CONSOLIDATED STATEMENT OF INCOME
                               Three Months Ended
                                  July 31, 2003
                                   (Unaudited)





REVENUES

  Oil sales                                                  $     140,850
  Gas sales                                                        262,818
  Interest Income                                                      266
                                                             --------------
      Total revenues                                               403,934
                                                             --------------
EXPENSES

  Production taxes                                                  36,680
  Lease operating expense                                          148,672
  Depletion of oil and gas properties                               46,830
  Interest expense                                                  57,255
  General and administrative expense                               443,869
                                                             --------------
      Total expenses                                               733,306
                                                             --------------

NET LOSS                                                     $  (  329,372)
                                                             ==============

NET LOSS PER COMMON SHARE
   Basic                                                           $ (0.06)
                                                                   ========

 WEIGHTED AVERAGE NUMBER SHARES OUTSTANDING                      5,969,546
                                                             ==============


    The accompanying notes are an integral part of the financial statements

                               VTEX Energy, Inc.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                               Three Months Ended
                                  July 31, 2003
                                   (Unaudited)





CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                   $  (   329,372)
  Adjustments to reconcile net loss to
    net cash used by operating activities:
      Depletion of oil and gas properties                            46,830
      Depreciation expense                                            3,296
      Stock issued for consulting fees                              291,000
      Increase in accounts receivable                           (    70,947)
      Increase in accounts payable                                   42,361
      Increase in royalties and revenues payable                    292,732
      Increase in other current liabilities                          65,236
                                                             ---------------
         Net cash provided from operating activities                341,136
                                                             ---------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Development Costs Incurred                                    (   131,020)
                                                             ---------------
         Net cash use by investing activities                   (   131,020)
                                                             ---------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings under notes payable                                     14,948
  Note repayments                                               (    76,054)
  Sale of common stock                                               40,000
  Repayment of advances from related parties                    (    18,000)
                                                             ---------------
         Net cash used by financing activities                  (    39,106)
                                                             ---------------
NET INCREASE IN CASH
  AND CASH EQUIVALENTS                                              171,010

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                                14,542
                                                             ---------------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                              $      185,552
                                                             ===============


    The accompanying notes are an integral part of the financial statements

                               VTEX Energy, Inc.
              Notes to Unaudited Consolidated Financial Statements
                                July 31, 2003

Management's Representation of Interim Financial Information

The accompanying financial statements have been prepared by VTEX Energy, Inc. (The Company) without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. These financial statements should be read in conjunction with the audited financial statements included in the Company's Form 10-KSB, as of April 30, 2003.

Business and Organization

VTEX Energy, Inc., a Nevada corporation (together with its subsidiary, Vector Exploration, Inc., collectively, "the Company") was formed on June 18, 1998 as a result of an agreement and plan of reorganization. The Company is primarily engaged in the acquisition, development, production and exploration of oil and natural gas properties in the United States.

Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated  financial  statements  include the accounts of the Company and
its  wholly  owned  subsidiary.   All  significant   intercompany  accounts  and
transactions have been eliminated in consolidation.

Oil and Gas Properties

The Company follows the full cost method of accounting for its oil and gas properties. All costs associated with property acquisition, exploration, and development activities are capitalized in a single, United States cost center. Internal costs directly identified with the acquisition, exploration and development activities of the Company are also capitalized. Capitalized costs are amortized on the unit-of-production basis using proved oil and gas reserves. Capitalized costs are limited to the present value of estimated future net revenues less estimated future expenditures using a discount factor of ten percent. Sales and abandonments of oil and gas properties are treated as reductions of the capitalized cost pool. At July 31, 2003, there were no costs of unproved properties or major development projects included in the capitalized cost pool.

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

                                VTEX Energy, Inc.
        Notes to Unaudited Consolidated Financial Statements (continued)
                                  July 31, 2003


Statement of Cash Flows

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

The following is a summary of all significant noncash investing and financing activities and payments made for interest and income taxes for the period ended July 31, 2003:

Noncash activities:
     Common stock issued for consulting fees                    $   291,000
Cash payments:
     Interest                                                   $     1,779

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

                                VTEX Energy, Inc.
        Notes to Unaudited Consolidated Financial Statements (Continued)
                                  July 31, 2003


Line of Credit

The Company had a $10 million revolving credit note with Wachovia Bank, National Association (the "Bank"), which terminated on November 15, 2002. Interest on the note was payable monthly at a floating rate. The borrowing base under the note was determined periodically based upon the collateral value assigned to the mortgaged properties.

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

On September 10, 2002, the Company renegotiated the terms of its indebtedness. Under the terms of the new agreement, the Company will pay $300,000 to its lender by September 30, 2002. The Company will then be relieved of all payments until December 2, 2002. The Company has the option on or before December 2, 2002 to pay the lender either an additional $300,000 in cash or $150,000 in cash and $200,000 in production payments in exchange for the forgiveness of the remainder of its indebtedness amounting to approximately $1.6 million. In addition, the lender has agreed to convert all of its $3 million preferred stock into common stock equivalent to a 45% ownership position in the Company.

                                VTEX Energy, Inc.
        Notes to Unaudited Consolidated Financial Statements (Continued)
                                  July 31, 2003

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

On August 8, 2003, the Company completed a transaction with Wachovia Bank whereby the Company acquired all of the bank's holdings in VTEX Energy, Inc. securities, which consisted of 2,369,033 shares of the Company's common stock, and received cancellation of the $250,000 note payable to the bank in return for a payment of $50,000 and warrants to purchase up to 250,000 shares of the Company's common stock at $0.1. per share until August 8, 2006.

Certificates of Deposit

At July 31, 2003, the Company had certificates of deposit totaling $75,000. Such certificates bore interest at 1.1% and mature at dates ranging from October 17, 2003 to March 20, 2004. The certificates of deposit are collateral for letters of credit, with expiration dates corresponding to the maturity dates of the certificates, issued in favor of governmental agencies in states in which the Company operates wells. It is anticipated that such certificates of deposit and the corresponding letters of credit will be renewed at maturity.

                                VTEX Energy, Inc.
        Notes to Unaudited Consolidated Financial Statements (Continued)
                                  July 31, 2003

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

Both of the transactions in October 2000 and November 2000 were treated, by the Company, as loans repayable out of production for accounting purposes. Such production loans began accruing interest on January 1, 2001 at a variable rate equal to the rate on the Company's bank debt. At July 31, 2003 the rate was 5.25%. Accrued interest on the loans totaled $35,855 at July 31, 2003. The stock issued was booked at its fair market value and treated as a loan cost, which was amortized over six months.

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

The transaction in December 2000 was treated, by the Company, as a loan repayable out of production for accounting purposes. Such production loan began accruing interest on January 1, 2001 at a variable rate equal to the rate on the Company's bank debt. At July 31, 2003 the rate was 5.25%. Accrued interest on the loan totaled $158,910 at July 31, 2003.

                               VTEX Energy, Inc.
        Notes to Unaudited Consolidated Financial Statements (Continued)
                                  July 31, 2003

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

On February 19, 2003, the Company sold a 12.5% interest in two nonproducing wells to a private investor for $35,000. The funds were used to perform workovers on the wells. The investor is also entitled to recoup his investment out of future production from the wells.

All three of the transactions in December 2002 and February 2003 were treated, by the Company, as a loans repayable out of production for accounting purposes. Such production loans accrue interest at a variable rate equal to the rate on the Company's bank debt. At July 31, 2003 the rate was 5.25%. Accrued interest on the loans totaled $1,654 at July 31, 2003.

Notes Payable

Other notes payable at July 31, 2003 consisted of $71,737 in unsecured 9% to 18% notes issued to vendors in settlement of accounts payable. Certain of the notes are past their due dates and are due on demand. Also included is a $28,695 financing obligation for insurance premiums, payable in monthly installments, with interest at 6.5%, through October 2003.

Stockholder's Equity

Common Stock

The Company has 150,000,000 authorized shares of $0.001 par value common stock. At July 31, 2003, 6,663,646 shares of common stock were issued and outstanding.

In July, 2003, the Company sold 125,000 shares of restricted common stock to a private investor for $40,000.

During the three months ended July 31, 2003, the Company issued 746,000 shares of its common stock, valued at $291,000, in exchange for consulting services.

Effective November 15, 2002, the Company reincorporated into Nevada and changed its name to VTEX Energy, Inc. The reincorporation and name change was accomplished by a merger of Vector Energy Corporation into a new wholly owned subsidiary, VTEX Energy, Inc. One new share of VTEX Energy, Inc. was issued for each 30 shares of Vector Energy Corporation held on November 15, 2002, the effective date for the reincorporation. At the effective date, 2,886,203 shares of VTEX Energy, Inc. were issuable in exchange for the outstanding common stock of Vector Energy Corporation. At August 31, 2003, 4,396,896 shares of common stock of Vector Energy Corporation remain unexchanged. The 146,708 shares of common stock of VTEX Energy, Inc. issuable in exchange for these shares of Vector Energy Corporation have been included in the outstanding common stock of VTEX Energy, Inc. VTEX Energy, Inc. may seek to enforce the mandatory exchange by cancellation of any unexchanged shares.

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

                               VTEX Energy, Inc.
        Notes to Unaudited Consolidated Financial Statements (Continued)
                                  July 31, 2003


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

Also outstanding at July 31, 2003 are warrants for the purchase of 31,687 shares of the Company's common stock at a purchase price of $15.00 per share. The warrants expire on October 19, 2003 and are transferable.