Form 10QSB
period 2003-10-31
VTEX ENERGY INC
filed 2003-12-17
CIK 1036265

===============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITITES EXCHANGE ACT OF 1934. For the quarter ended October 31, 2003

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

At November 30, 2003 there were 4,394,947 shares of $0.001 par value common stock outstanding. Such outstanding shares include 144,980 shares issuable in exchange for the remaining 4,345,101 shares of Vector Energy Corporation.

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

Item 2.     Management's Discussion and Analysis or Plan of Operation

On October 31, 2003, The Company had a working capital deficit of $ 4,646,445. This is primarily due to net payables assumed in the acquisition of oil and gas properties, and the classification of the Company's production payments as current. The Company has begun to settle many of the assumed payables for a combination of cash and the Company's common stock. Management believes that they will be able to continue this.

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

     Both of the transactions in October 2000 and November 2000 were treated, by the Company, as loans repayable out of production for accounting purposes. Such production loans began accruing interest on January 1, 2001 at a variable rate equal to the rate on the Company's bank debt. At October 31, 2003 the rate was 5.25%. Accrued interest on the loans totaled $35,164 at October 31, 2003. The stock issued was booked at its fair market value and treated as a loan cost, which was amortized over six months.

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

     The transaction in December 2000 was treated, by the Company, as a loan repayable out of production for accounting purposes. Such production loan began accruing interest on January 1, 2001 at a variable rate equal to the rate on the Company's bank debt. At October 31, 2003 the rate was 5.25%. Accrued interest on the loan totaled $169,276 at October 31, 2003.

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

     All three of the transactions in December 2002 and February 2003 were treated, by the Company, as a loans repayable out of production for accounting purposes. Such production loans accrue interest at a variable rate equal to the rate on the Company's bank debt. At October 31, 2003 the rate was 5.25%. Accrued interest on the loans totaled $2,434 at October 31, 2003.

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

     During the six months ended October 31, 2003, the Company sold 225,000 shares of restricted common stock to two private investors for total proceeds of $63,750.

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

     On December 8, 2003, the Company issued stock appreciation rights on one million shares of its common stock to a former officer and director in exchange for advances and accrued payroll owed by the Company totaling $503,974. The Stock appreciation rights grant the holder the right to receive the difference between $0.10 per share and the current market price, as defined in the agreement, of the Company's common stock. The holder can exercise its rights at any time and the Company, at its option, may deliver common stock valued at the current market price in lieu of cash payment.

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

                                            Date: December 17, 2003


                                        By  /S/ Stephen F. Noser,
                                            ------------------------------------
                                            Stephen F. Noser
                                            President
                                            Principal Executive Officer

                                            Date: December 17, 2003

                               VTEX Energy, Inc.

                              FINANCIAL STATEMENTS

                                October 31, 2003

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

UNAUDITED CONSOLIDATED BALANCE SHEET                          F-3 to F-4

UNAUDITED CONSOLIDATED STATEMENT OF INCOME                    F-5

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS                F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                    F-7 to F-13

                               VTEX Energy, Inc.
                           CONSOLIDATED BALANCE SHEET
                                October 31, 2003
                                   (Unaudited)






ASSETS

CURRENT ASSETS
  Cash                                                       $    116,818
  Certificates of deposit                                          75,000
  Revenue accounts receivable                                     221,531
  JIB accounts receivable                                          66,620
                                                             ------------
     Total current assets                                         479,969
                                                             ------------
PROVED OIL AND GAS PROPERTIES, USING THE
  FULL COST METHOD OF ACCOUNTING                               16,762,170


Less accumulated depreciation, depletion, amortization
  and impairment                                                1,118,844
                                                             ------------
Net oil and gas properties                                     15,643,326
                                                             ------------
OTHER ASSETS
  Other property and equipment, less accumulated
    depreciation of $84,035                                        22,626
  Long term accounts receivable                                   148,000
  Other assets                                                     19,277
                                                             ------------
     Total other assets                                           189,903
                                                             ------------
                                                             $ 16,313,198
                                                             ============

    The accompanying notes are an integral part of the financial statements

                               VTEX Energy, Inc.
                           CONSOLIDATED BALANCE SHEET
                                October 31, 2003
                                   (Unaudited)



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable                                                    54,315
  Production payments payable                                   1,243,518
  Accounts payable - trade                                      1,554,980
  Royalties payable                                               654,894
  Working interest revenues payable                               286,970
  Taxes payable                                                   197,309
  Advances from related party                                     636,461
  Accrued payroll                                                 106,883
  Accrued interest                                                391,084
                                                             -------------
     Total current liabilities                                  5,126,414
                                                             -------------

LINE OF CREDIT                                                  1,814,143
                                                             -------------

STOCKHOLDERS' EQUITY
  Preferred stock class B, noncumulative nonconvertible;
    $0.001 par value per share, 500,000 shares authorized;
    500,000 shares issued and outstanding                          50,000
Common stock, $0.001 par value; 150,000,000
    shares authorized; 4,394,947 shares issued and
    outstanding at October 31, 2003                                 4,395
  Additional paid-in capital                                   28,144,267
  Retained earnings                                           (18,826,021)
                                                             -------------
     Total stockholders' equity                                 9,372,641
                                                             -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 16,313,198
                                                             =============

    The accompanying notes are an integral part of the financial statements

                               VTEX Energy, Inc.
                        CONSOLIDATED STATEMENT OF INCOME
                                Six Months Ended
                                October 31, 2003
                                   (Unaudited)





REVENUES

  Oil sales                                                  $     179,585
  Gas sales                                                        533,129
  Forgiveness of debt                                              200,000
  Interest Income                                                      624
                                                             --------------
      Total revenues                                               913,338
                                                             --------------
EXPENSES

  Production taxes                                                  73,694
  Lease operating expense                                          297,574
  Depletion of oil and gas properties                               87,163
  Interest expense                                                 109,305
  General and administrative expense                               633,971
                                                             --------------
      Total expenses                                             1,201,707
                                                             --------------

NET LOSS                                                     $  (  288,369)
                                                             ==============

NET LOSS PER COMMON SHARE
   Basic                                                           $ (0.05)
                                                                   ========

 WEIGHTED AVERAGE NUMBER SHARES OUTSTANDING                      5,263,235
                                                             ==============


    The accompanying notes are an integral part of the financial statements

                               VTEX Energy, Inc.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                Six Months Ended
                                October 31, 2003
                                   (Unaudited)





CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                   $  (   288,369)
  Adjustments to reconcile net loss to
    net cash used by operating activities:
      Depletion of oil and gas properties                            87,163
      Depreciation expense                                            6,521
      Stock issued for consulting fees                              355,577
      Forgiveness of debt                                       (   200,000)
      Increase in accounts receivable                           (    43,947)
      Increase in accounts payable                                   35,577
      Increase in royalties and revenues payable                    296,842
      Increase in other current liabilities                         116,088
                                                             ---------------
         Net cash provided from operating activities                365,452
                                                             ---------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Development Costs Incurred                                    (   132,203)
                                                             ---------------
         Net cash use by investing activities                   (   132,203)
                                                             ---------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings under notes payable                                     14,948
  Note repayments                                               (   122,171)
  Sale of common stock                                               63,750
  Repayment of line of credit                                   (    50,000)
  Repayment of advances from related parties                    (    37,500)
                                                             ---------------
         Net cash used by financing activities                  (   130,973)
                                                             ---------------
NET INCREASE IN CASH
  AND CASH EQUIVALENTS                                              102,276

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                                14,542
                                                             ---------------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                              $      116,818
                                                             ===============


    The accompanying notes are an integral part of the financial statements

                               VTEX Energy, Inc.
              Notes to Unaudited Consolidated Financial Statements
                                October 31, 2003

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

Oil and Gas Properties

The Company follows the full cost method of accounting for its oil and gas properties. All costs associated with property acquisition, exploration, and development activities are capitalized in a single, United States cost center. Internal costs directly identified with the acquisition, exploration and development activities of the Company are also capitalized. Capitalized costs are amortized on the unit-of-production basis using proved oil and gas reserves. Capitalized costs are limited to the present value of estimated future net revenues less estimated future expenditures using a discount factor of ten percent. Sales and abandonments of oil and gas properties are treated as reductions of the capitalized cost pool. At October 31, 2003, there were no costs of unproved properties or major development projects included in the capitalized cost pool.

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

                                VTEX Energy, Inc.
        Notes to Unaudited Consolidated Financial Statements (continued)
                                October 31, 2003


Statement of Cash Flows

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

The following is a summary of all significant noncash investing and financing activities and payments made for interest and income taxes for the period ended October 31, 2003:

Noncash activities:
     Common stock issued for consulting fees                    $   355,577
Cash payments:
     Interest                                                   $     8,668

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

                                VTEX Energy, Inc.
        Notes to Unaudited Consolidated Financial Statements (Continued)
                                October 31, 2003


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

                                VTEX Energy, Inc.
        Notes to Unaudited Consolidated Financial Statements (Continued)
                                October 31, 2003

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

Certificates of Deposit

At October 31, 2003, the Company had certificates of deposit totaling $75,000. Such certificates bore interest at 1.1% and mature at dates ranging from March 20, 2003 to June 13, 2004. The certificates of deposit are collateral for letters of credit, with expiration dates corresponding to the maturity dates of the certificates, issued in favor of governmental agencies in states in which the Company operates wells. It is anticipated that such certificates of deposit and the corresponding letters of credit will be renewed at maturity.

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

Both of the transactions in October 2000 and November 2000 were treated, by the Company, as loans repayable out of production for accounting purposes. Such production loans began accruing interest on January 1, 2001 at a variable rate equal to the rate on the Company's bank debt. At October 31, 2003 the rate was 5.25%. Accrued interest on the loans totaled $35,164 at October 31, 2003. The stock issued was booked at its fair market value and treated as a loan cost, which was amortized over six months.

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

The transaction in December 2000 was treated, by the Company, as a loan repayable out of production for accounting purposes. Such production loan began accruing interest on January 1, 2001 at a variable rate equal to the rate on the Company's bank debt. At October 31, 2003 the rate was 5.25%. Accrued interest on the loan totaled $169,276 at October 31, 2003.

                               VTEX Energy, Inc.
        Notes to Unaudited Consolidated Financial Statements (Continued)
                                October 31, 2003

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

All three of the transactions in December 2002 and February 2003 were treated, by the Company, as a loans repayable out of production for accounting purposes. Such production loans accrue interest at a variable rate equal to the rate on the Company's bank debt. At October 31, 2003 the rate was 5.25%. Accrued interest on the loans totaled $2,434 at October 31, 2003.

Notes Payable

Other notes payable at October 31, 2003 consisted of $54,315 in unsecured 9% to 18% notes issued to vendors in settlement of accounts payable. Certain of the notes are past their due dates and are due on demand.

Stockholder's Equity

Common Stock

The Company has 150,000,000 authorized shares of $0.001 par value common stock. At October 31, 2003, 4,394,947 shares of common stock were issued and outstanding.

In July, 2003, the Company sold 125,000 shares of restricted common stock to a private investor for $40,000.

In August, 2003, the Company sold 100,000 shares of restricted common stock to a private investor for $23,750.

On August 8, 2003, 2,369,033 shares of the Company's common stock, which were owned by Wachovia Bank, were returned and cancelled in conjunction with a settlement of a portion of the Company's line of credit.

During the six months ended October 31, 2003, the Company issued 746,344 shares of its common stock, valued at $355,577, in exchange for consulting services.

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

                               VTEX Energy, Inc.
        Notes to Unaudited Consolidated Financial Statements (Continued)
                                October 31, 2003

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

Also outstanding at October 31, 2003 are warrants for the purchase of 250,000 shares of the Company's common stock at a purchase price of $0.10 per share. The warrants expire on August 8, 2006 and are transferable.

On December 8, 2003, the Company issued stock appreciation rights on one million shares of its common stock to a former officer and director in exchange for advances and accrued payroll owed by the Company totaling $503,974. The Stock appreciation rights grant the holder the right to receive the difference between $0.10 per share and the current market price, as defined in the agreement, of the Company's common stock. The holder can exercise its rights at any time and the Company, at its option, may deliver common stock valued at the current market price in lieu of cash payment.