Form 10QSB
period 2004-01-31
VTEX ENERGY INC
filed 2004-03-19
CIK 1036265

===============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITITES EXCHANGE ACT OF 1934. For the quarter ended January 31, 2004

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

At February 29, 2004 there were 4,903,681 shares of $0.001 par value common stock outstanding. Such outstanding shares include 140,550 shares issuable in exchange for the remaining 4,212,237 shares of Vector Energy Corporation.

Transitional Small Business Disclosure Format (Check one) Yes |_| No |X|

===============================================================================

                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

The unaudited financial statements of the Company appearing at page F-1 through F-14 hereof are incorporated by reference.

Item 2.     Management's Discussion and Analysis or Plan of Operation

     On January 31, 2004, The Company had a working capital deficit of $ 3,815,513. This is primarily due to net payables assumed in the acquisition of oil and gas properties, and the classification of the Company's production payments as current. The Company has begun to settle many of the assumed payables for a combination of cash and the Company's common stock. Management believes that they will be able to continue this.

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

     Both of the transactions in October 2000 and November 2000 were treated, by the Company, as loans repayable out of production for accounting purposes. Such production loans began accruing interest on January 1, 2001 at a variable rate equal to the rate on the Company's bank debt. At January 31, 2004 the rate was 5.25%. Accrued interest on the loans totaled $40,572 at January 31, 2004. The stock issued was booked at its fair market value and treated as a loan cost, which was amortized over six months.

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

     The transaction in December 2000 was treated, by the Company, as a loan repayable out of production for accounting purposes. Such production loan began accruing interest on January 1, 2001 at a variable rate equal to the rate on the Company's bank debt. At January 31, 2004 the rate was 5.25%. Accrued interest on the loan totaled $181,642 at January 31, 2004.

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

     All three of the transactions in December 2002 and February 2003 were treated, by the Company, as a loans repayable out of production for accounting purposes. Such production loans accrue interest at a variable rate equal to the rate on the Company's bank debt. At January 31, 2004 the rate was 5.25%. Accrued interest on the loans totaled $3,215 at January 31, 2004.

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

     During the nine months ended January 31, 2004, the Company sold 225,000 shares of restricted common stock to two private investors for total proceeds of $63,750.

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

     On December 8, 2003, the Company issued stock appreciation rights on one million shares of its common stock to a former officer and director in exchange for advances and accrued payroll owed by the Company totaling $503,974. The stock appreciation rights grant the holder the right to receive the difference between $0.10 per share and the current market price, as defined in the agreement of the Company's common stock. The holder can exercise its rights at any time and the Company, at its option, may deliver common stock valued at the current market price in lieu of cash payment. The stock appreciation rights were valued at $503,974, and such amount has been included in additional paid-in capital. On January 23, 2004, the Company issued 71,234 shares of its common stock when 100,000 of the stock appreciation rights were exercised.

     On December 22, 2003, the Company closed a sale of certain of its nonproducing oil and gas properties for total consideration of $500,278, which consisted entirely of assumption of certain of the Company's accounts payable. The Company retained a 7.5% net profits interest in the properties, which was subsequently sold for $10,000 in cash.

     On March 16, 2004, the Company sold its working interest in certain producing oil and gas properties for total consideration of $385,934, which consisted of $265,000 in cash and $120,934 in the assumption of certain of the Company's accounts payable. The cash portion of the sale is to be paid $125,000 at the signing of the purchase and sale agreement, $40,000 at the closing, $33,000 on or before March 31, 2004, $33,000 on or before April 30, 2004, and $34,000 on or before May 31, 2004. In addition, the Company sold its royalty interest in the same properties for total consideration of $46,328, which consisted of $10,000 in cash and $36,328 in the assumption of certain of the Company's accounts payable.

     For the past nine months, the Company's oil and gas revenues have been sufficient to satisfy its oil and gas operating expenses and general and administrative expenses. Additional equity funding will be required to meet the capital needs of the Company. Any inability of the Company to raise additional capital under such circumstances will limit the development of most of its oil and gas properties and may prevent the Company from meeting its cash requirements. If the wells currently being brought into production perform as expected such financing should be available; however, there is no assurance that such financing will in fact be available or that the wells will, in fact, perform as expected. In the absence of such well performance or financing, the company will not be able to meet its financial obligations.

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

The information required by this item is provided in the Notes to Financial Statements appearing at pages F-7 through F-14 hereof and are incorporated by reference.

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

                                            Date: March 19, 2004


                                        By  /S/ Stephen F. Noser,
                                            ------------------------------------
                                            Stephen F. Noser
                                            President
                                            Principal Executive Officer

                                            Date: March 19, 2004

                               VTEX Energy, Inc.

                              FINANCIAL STATEMENTS

                                January 31, 2004

                                   (Unaudited)

                                    CONTENTS



                                                              Page
                                                              ----

UNAUDITED CONSOLIDATED BALANCE SHEET                          F-3 to F-4

UNAUDITED CONSOLIDATED STATEMENT OF INCOME                    F-5

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS                F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                    F-7 to F-14

                               VTEX Energy, Inc.
                           CONSOLIDATED BALANCE SHEET
                                January 31, 2004
                                   (Unaudited)






ASSETS

CURRENT ASSETS
  Cash                                                       $     66,971
  Certificates of deposit                                          75,000
  Revenue accounts receivable                                     105,509
  JIB accounts receivable                                          53,401
                                                             ------------
     Total current assets                                         300,881
                                                             ------------
PROVED OIL AND GAS PROPERTIES, USING THE
  FULL COST METHOD OF ACCOUNTING                               16,297,015


Less accumulated depreciation, depletion, amortization
  and impairment                                                1,201,058
                                                             ------------
Net oil and gas properties                                     15,095,957
                                                             ------------
OTHER ASSETS
  Other property and equipment, less accumulated
    depreciation of $87,930                                        38,731
  Long term accounts receivable                                   148,000
  Other assets                                                     46,777
                                                             ------------
     Total other assets                                           233,508
                                                             ------------
                                                             $ 15,630,346
                                                             ============

    The accompanying notes are an integral part of the financial statements

                               VTEX Energy, Inc.
                           CONSOLIDATED BALANCE SHEET
                                January 31, 2004
                                   (Unaudited)



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable                                                   201,326
  Production payments payable                                   1,243,518
  Accounts payable - trade                                      1,016,320
  Royalties payable                                               646,045
  Working interest revenues payable                               118,336
  Taxes payable                                                   201,478
  Advances from related party                                     246,869
  Accrued interest                                                442,502
                                                             -------------
     Total current liabilities                                  4,116,394
                                                             -------------

LINE OF CREDIT                                                  1,839,143
                                                             -------------

STOCKHOLDERS' EQUITY
  Preferred stock class B, noncumulative nonconvertible;
    $0.001 par value per share, 500,000 shares authorized;
    500,000 shares issued and outstanding                          50,000
Common stock, $0.001 par value; 150,000,000
    shares authorized; 4,546,181 shares issued and
    outstanding at January 31, 2004                                 4,546
  Additional paid-in capital                                   28,686,781
  Retained earnings                                           (19,066,518)
                                                             -------------
     Total stockholders' equity                                 9,674,809
                                                             -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 15,630,346
                                                             =============

    The accompanying notes are an integral part of the financial statements

                               VTEX Energy, Inc.
                        CONSOLIDATED STATEMENT OF INCOME
                                Nine Months Ended
                                January 31, 2004
                                   (Unaudited)





REVENUES

  Oil sales                                                  $     233,324
  Gas sales                                                        737,753
  Forgiveness of debt                                              200,000
  Interest Income                                                      898
                                                             --------------
      Total revenues                                             1,171,975
                                                             --------------
EXPENSES

  Production taxes                                                 106,803
  Lease operating expense                                          438,764
  Depletion of oil and gas properties                              169,378
  Interest expense                                                 161,740
  General and administrative expense                               824,156
                                                             --------------
      Total expenses                                             1,700,841
                                                             --------------

NET LOSS                                                     $  (  528,866)
                                                             ==============

NET LOSS PER COMMON SHARE
   Basic                                                           $ (0.11)
                                                                   ========

 WEIGHTED AVERAGE NUMBER SHARES OUTSTANDING                      4,979,108
                                                             ==============


    The accompanying notes are an integral part of the financial statements

                               VTEX Energy, Inc.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                Nine Months Ended
                                January 31, 2004
                                   (Unaudited)





CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                   $  (   528,866)
  Adjustments to reconcile net loss to
    net cash used by operating activities:
      Depletion of oil and gas properties                           169,378
      Depreciation expense                                           10,416
      Stock issued for consulting fees                              366,767
      Forgiveness of debt                                       (   200,000)
      Decrease in accounts receivable                                85,294
      Decrease in accounts payable                              (     2,807)
      Increase in royalties and revenues payable                    119,359
      Increase in other current liabilities                         171,675
                                                             ---------------
         Net cash provided from operating activities                191,216
                                                             ---------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Sale of oil and gas properties                                      5,100
  Development Costs Incurred                                    (   172,426)
  Purchase of fixed assets                                      (    20,000)
                                                             ---------------
         Net cash used by investing activities                  (   187,326)
                                                             ---------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings under notes payable                                    184,356
  Note repayments                                               (   144,567)
  Sale of common stock                                               63,750
  Borrowings under line of credit                                    25,000
  Repayment of line of credit                                   (    50,000)
  Repayment of advances from related parties                    (    30,000)
                                                             ---------------
         Net cash provided from financing activities                 48,539
                                                             ---------------
NET INCREASE IN CASH
  AND CASH EQUIVALENTS                                               52,429

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                                14,542
                                                             ---------------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                              $       66,971
                                                             ===============


    The accompanying notes are an integral part of the financial statements

                               VTEX Energy, Inc.
              Notes to Unaudited Consolidated Financial Statements
                                January 31, 2004

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

Oil and Gas Properties

The Company follows the full cost method of accounting for its oil and gas properties. All costs associated with property acquisition, exploration, and development activities are capitalized in a single, United States cost center. Internal costs directly identified with the acquisition, exploration and development activities of the Company are also capitalized. Capitalized costs are amortized on the unit-of-production basis using proved oil and gas reserves. Capitalized costs are limited to the present value of estimated future net revenues less estimated future expenditures using a discount factor of ten percent. Sales and abandonments of oil and gas properties are treated as reductions of the capitalized cost pool. At January 31, 2004, there were no costs of unproved properties or major development projects included in the capitalized cost pool.

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

                                VTEX Energy, Inc.
        Notes to Unaudited Consolidated Financial Statements (continued)
                                January 31, 2004


Statement of Cash Flows

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

The following is a summary of all significant noncash investing and financing activities and payments made for interest and income taxes for the period ended January 31, 2004:

Noncash activities:
     Common stock issued for consulting fees                    $   366,767
     Common stock issued for other assets                            27,500
     Stock appreciation rights issued for accrued payroll
       and advances                                                 500,278
Cash payments:
     Interest                                                   $     9,685

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

                                VTEX Energy, Inc.
        Notes to Unaudited Consolidated Financial Statements (Continued)
                                January 31, 2004


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

                                VTEX Energy, Inc.
        Notes to Unaudited Consolidated Financial Statements (Continued)
                                January 31, 2004

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

                                VTEX Energy, Inc.
        Notes to Unaudited Consolidated Financial Statements (Continued)
                                  January 31, 2004


Certificates of Deposit

At January 31, 2004, the Company had certificates of deposit totaling $75,000. Such certificates bore interest at 1.1% and mature at dates ranging from March 20, 2003 to June 13, 2004. The certificates of deposit are collateral for letters of credit, with expiration dates corresponding to the maturity dates of the certificates, issued in favor of governmental agencies in states in which the Company operates wells. It is anticipated that such certificates of deposit and the corresponding letters of credit will be renewed at maturity.

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

Both of the transactions in October 2000 and November 2000 were treated, by the Company, as loans repayable out of production for accounting purposes. Such production loans began accruing interest on January 1, 2001 at a variable rate equal to the rate on the Company's bank debt. At January 31, 2004 the rate was 5.25%. Accrued interest on the loans totaled $40,572 at January 31, 2004. The stock issued was booked at its fair market value and treated as a loan cost, which was amortized over six months.

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

                               VTEX Energy, Inc.
        Notes to Unaudited Consolidated Financial Statements (Continued)
                                January 31, 2004

The transaction in December 2000 was treated, by the Company, as a loan repayable out of production for accounting purposes. Such production loan began accruing interest on January 1, 2001 at a variable rate equal to the rate on the Company's bank debt. At January 31, 2004 the rate was 5.25%. Accrued interest on the loan totaled $181,642 at January 31, 2004.

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

All three of the transactions in December 2002 and February 2003 were treated, by the Company, as a loans repayable out of production for accounting purposes. Such production loans accrue interest at a variable rate equal to the rate on the Company's bank debt. At January 31, 2004 the rate was 5.25%. Accrued interest on the loans totaled $3,215 at January 31, 2004.

Notes Payable

Other notes payable at January 31, 2004 consisted of $107,116 in unsecured 6% to 12% notes issued to vendors in settlement of accounts payable. Certain of the notes are past their due dates and are due on demand. Also included is a $94,210 financing obligation for insurance premiums, payable in monthly installments, with interest at 5.57%, through October 2004.

Stockholder's Equity

Common Stock

The Company has 150,000,000 authorized shares of $0.001 par value common stock. At January 31, 2004, 4,546,181 shares of common stock were issued and outstanding.

In July, 2003, the Company sold 125,000 shares of restricted common stock to a private investor for $40,000.

In August, 2003, the Company sold 100,000 shares of restricted common stock to a private investor for $23,750.

On August 8, 2003, 2,369,033 shares of the Company's common stock, which were owned by Wachovia Bank, were returned and cancelled in conjunction with a settlement of a portion of the Company's line of credit.
On January 27, 2004, the Company issued 50,000 of its common stock, valued at $27,500, in exchange for other assets.

During the nine months ended January 31, 2004, the Company issued 776,334 shares of its common stock, valued at $366,767, in exchange for consulting services.

                               VTEX Energy, Inc.
        Notes to Unaudited Consolidated Financial Statements (Continued)
                                January 31, 2004

Effective November 15, 2002, the Company reincorporated into Nevada and changed its name to VTEX Energy, Inc. The reincorporation and name change was accomplished by a merger of Vector Energy Corporation into a new wholly owned subsidiary, VTEX Energy, Inc. One new share of VTEX Energy, Inc. was issued for each 30 shares of Vector Energy Corporation held on November 15, 2002, the effective date for the reincorporation. At the effective date, 2,886,203 shares of VTEX Energy, Inc. were issuable in exchange for the outstanding common stock of Vector Energy Corporation. At January 31, 2004, 4,212,237 shares of common stock of Vector Energy Corporation remain unexchanged. The 140,550 shares of common stock of VTEX Energy, Inc. issuable in exchange for these shares of Vector Energy Corporation have been included in the outstanding common stock of VTEX Energy, Inc. VTEX Energy, Inc. may seek to enforce the mandatory exchange by cancellation of any unexchanged shares.

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

The Company is authorized to issue 500,000 shares of Class B Preferred Stock, par value $0.001 per share. Class B Preferred Stock is senior to any and all capital stock. The holders of Class B Preferred Stock are not entitled to receive any dividends. As of January 31, 2004, 500,000 shares of the Class B Preferred Stock were issued and outstanding. The Class B Preferred Stock is redeemable in whole, but not in part, at the option of the Company by resolution of the Company's Board of Directors at anytime at $1.00 per share. Each share of Class B Preferred Stock has the voting rights equal to 100 shares of the Company's common stock. The holders of Class B shares are entitled to elect at least two directors to the Board of Directors of the Corporation. The holders of Class B Preferred Stock voting as a class will have the right to remove without cause at any time and replace any director such holders have elected.

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

Also outstanding at January 31, 2004 are warrants for the purchase of 250,000 shares of the Company's common stock at a purchase price of $0.10 per share. The warrants expire on August 8, 2006 and are transferable.

                               VTEX Energy, Inc.
        Notes to Unaudited Consolidated Financial Statements (Continued)
                                January 31, 2004


On December 8, 2003, the Company issued stock appreciation rights on one million shares of its common stock to a former officer and director in exchange for advances and accrued payroll owed by the Company totaling $503,974. The stock appreciation rights grant the holder the right to receive the difference between $0.10 per share and the current market price, as defined in the agreement of the Company's common stock. The holder can exercise its rights at any time and the Company, at its option, may deliver common stock valued at the current market price in lieu of cash payment. The stock appreciation rights were valued at $503,974, and such amount has been included in additional paid-in capital.

On January 23, 2004, the Company issued 71,234 shares of its common stock when 100,000 of the stock appreciation rights were exercised.