Form 10KSB
period 2004-04-30
VTEX ENERGY INC
filed 2004-08-13
CIK 1036265

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

_X_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended April 30, 2004

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

     The issuer's revenues for its most recent fiscal year were $1,366,532.

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer was $2,557,715 as of July 31, 2004, based upon the average bid and asked price of $0.52 per share of such common equity as of that date.

     As of July 31, 2004, there were 6,464,240 shares of common stock, $0.001 par value, outstanding. Such outstanding shares include 122,282 shares issuable in exchange for the remaining 3,664,220 shares of Vector Energy Corporation, which shares will be issued.

Documents Incorporated by Reference: None

     Transitional Small Business Disclosure Format (Check one). Yes No _X_.

PART I........................................................................2

   Item 1.     Description of Business........................................2
     General..................................................................2
     Business Development and Company Background..............................2
     Competitive Conditions...................................................4
     Risks of the Oil and Gas Industry........................................5
     Dependence upon One or a Few Major Customers.............................6
     Governmental and Environmental Regulations...............................6
     Employees and Consultants................................................7
   Item 2.     Description of Property........................................7
     Properties Acquired......................................................7
     Other Assets.............................................................8
     Production Information...................................................9
     Reserve Information......................................................9
     Oil and Gas Wells.......................................................10
     Oil and gas leaseholds..................................................11
     Office Facilities.......................................................11
   Item 3.     Legal Proceedings.............................................11
   Item 4.     Submission of Matters to a Vote of Security Holders...........11

PART II......................................................................11

   Item 5.     Market for Common Equity and Related Stockholder Matters......11
   Item 6.     Management's Discussion and Analysis..........................12
     Results of Operations...................................................12
     Liquidity and Capital Resources.........................................13
   Item 7.     Financial Statements..........................................17
     Annual Financial Statements.............................................17
   Item 8.   Changes in and Disagreements With Accountants on Accounting
               and Financial Disclosure......................................17

PART III.....................................................................18

   Item 9.     Directors, Executive Officers, Promoters and Control
                 Persons; Compliance With Section 16(a) of the Exchange Act..18
   Section16(a) Beneficial Ownership Compliance..............................19
   Item 10.   Executive Compensation.........................................19
     Summary Compensation Table..............................................19
     Options Granted in 2004 and 2003........................................19
     Options Exercised During 2004 and 2003 and Year End Option Values (1)...20
   Item 11.   Security Ownership of Certain Beneficial Owners and Management.20
   Item 12.   Certain Relationships and Related Transactions.................21
   Item 13.   Exhibits and Reports on Form 8-K...............................22
   Item 14.   Principal Accountant Fees and Services.........................23


     This Form 10-KSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-KSB, including without limitation the statements under "Business", "Properties" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the nature of the Company's oil and gas reserves, productive wells, acreage, and drilling activities, the adequacy of the Company's financial resources, current and future industry conditions and the potential effects of such matters on the Company's business strategy, results of operations and financial position, are forward-looking statements. Although the Company believes that the expectations reflected in the forward-looking statements contained herein are reasonable, no assurance can be given that such expectations will prove to have been correct. Certain important factors that could cause actual results to differ materially from expectations ("Cautionary Statements"), including without limitation fluctuations of the prices received for the Company's oil and natural gas, uncertainty of drilling results and reserve estimate, competition from other exploration, development and production companies, operating hazards, abandonment costs, the effects of governmental regulation and the leveraged nature of the Company, are stated herein in conjunction with the forward-looking statements or are included elsewhere in this Form 10-KSB. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. The Company assumes no duty to update or revise our forward-looking statements based on changes in internal estimates or expectations or otherwise.

                                     PART I

Item 1.     Description of Business

General

     VTEX Energy, Inc., a Nevada corporation (the "Company"), and its wholly owned subsidiary, Vector Exploration, Inc., are primarily engaged in the exploration, production, acquisition, and development of oil and gas properties. These operations are conducted in the United States. At April 30, 2004, the Company had $72 million in proved reserves, which reserves are primarily located in two fields: Bateman Lake, located in St. Mary Parish, Louisiana, and Mustang Island 818-L, located in state waters offshore Texas.

Business Development and Company Background

     The Company was incorporated under the laws of the State of Texas on June 18, 1998 as Vector Energy Corporation ("Vector") which was a wholly owned subsidiary of Sunburst Acquisitions II, Inc. ("Sunburst"). Vector was formed for the purpose of completing a reverse merger with Sunburst in order to change Sunburst's name to Vector Energy Corporation and its state of incorporation from Colorado to Texas. This merger was completed on June 19, 1998. Effective November 15, 2002, the Company was reincorporated into Nevada. The reincorporation was effected by the merger of Vector with and into a newly created, wholly owned subsidiary, VTEX Energy, Inc., a Nevada Corporation, which became the surviving entity (the "Company")

     Sunburst was incorporated under the laws of the State of Colorado on March 17, 1997 as a "shell" company. Sunburst's business plan was to seek, investigate, and if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. Sunburst elected to voluntarily file a registration statement on Form 10-SB in order to become a reporting company under the Securities Exchange Act of 1934 and continued to file periodic reports required under the Exchange Act.

     On May 8, 1998, Sunburst entered into an asset acquisition transaction in which it acquired substantially all of its operating assets. The transaction consisted of an Asset Purchase Agreement executed by Sunburst and Old Vector Corporation (formerly Vector Energy Corporation), a Texas corporation ("Old Vector") under which Old Vector transferred substantially all of its assets to Sunburst, including the rights of Old Vector to two asset purchase agreements with Lisbon Development Company, L.L.C., a Texas limited liability company
("Lisbon"), and Taurus Operating, Inc., a Texas corporation ("Taurus") dated March 23, 1998 and March 31, 1998, respectively.

     Other than the rights to the above mentioned asset purchase agreements with Lisbon and Taurus, Sunburst consisted of non-operated working interests and royalty interests in approximately 80 producing oil and gas wells located primarily in Oklahoma and Kansas. In exchange for these assets and the rights under the asset purchase agreements, Old Vector received 3,334 shares of common stock of Sunburst. Following the acquisition of the two asset purchase agreements, Sunburst also acquired from Old Vector a wholly owned subsidiary of Old Vector, Vector Exploration, Inc., a Texas Corporation ("Vector Exploration"), which then became a wholly owned subsidiary of Sunburst

     The Company, through its newly acquired wholly owned subsidiary Vector Exploration, exercised the rights under the Lisbon asset purchase agreement by which Vector Exploration acquired 13 oil and gas wells located in East Texas and North Louisiana. In exchange for these assets, Vector Exploration delivered to Lisbon 30,000 shares of the Company's class AA 6% cumulative convertible preferred stock ("Class AA Preferred Stock"), which was convertible into common stock at a ratio of 100 shares of common stock for each share of Class AA Preferred Stock. In addition to the Class AA Preferred Stock consideration, the Company assumed $6.1 million of Lisbon's secured debt and $511,465 of accounts payable, net of accounts receivable and cash acquired. The secured debt assumed by the Company was a credit facility secured by the production on the acquired producing properties that allowed the Company access to a line of credit of up to $10 million with a national bank. These assets and liabilities acquired from Lisbon were held by the Company's wholly owned subsidiary Vector Exploration. All of the wells acquired from Lisbon were subsequently sold by the Company. In addition, the secured debt assumed from Lisbon was subsequently assigned to Old Jersey Oil Ventures, L.L.C., an entity controlled by the brother of the President of the Company.

     The Company also exercised its rights under the Taurus asset purchase agreement, pursuant to which the Company directly acquired the East Westbrook Properties located in Mitchell County, Texas. In exchange for the East Westbrook Properties, the Company issued to Taurus 7,104 shares of Common Stock.

     In connection with the Taurus acquisition, the Company additionally issued 82,668 shares of Common Stock, a warrant to purchase an additional 10,000 shares of Common Stock at $3.00 per share, and 500,000 shares of the Company's class B preferred stock ("Class B Preferred Stock") to subscribers in exchange for an aggregate consideration of $773,002 in cash and services. The Class B Preferred Stock is not convertible, but has 100 votes for every share of Class B Preferred.

     On November 4, 1998, the Company entered into an asset acquisition transaction with Texas Energy and Environmental, Inc. and Cougar Oil and Gas, Inc. (collectively, the "Sellers") by which the Company acquired the right, title, and interest in certain oil, gas, and mineral leases and working interests in approximately 15 producing oil and gas wells located in Oklahoma, Texas and Louisiana. As consideration for this transaction, the Company issued 40,889 of its common stock to the Sellers, issued a $120,000 non-interest bearing note payable to the Sellers, and assumed $690,522 of the Sellers' bank debt and $750,000 of other liabilities of the Sellers. In addition the Sellers were entitled to receive up to 16,667 additional shares of the Company's common stock based on the value of the proved developed producing reserves attributed to the properties acquired, as determined by an independent engineering evaluation on September 30, 1999. The terms of the agreement also required the Company to expend a minimum of $500,000 in capital investment on the properties acquired, within nine months from the closing of the transaction or to issue an additional 16,667 shares of the Company's common stock to the Sellers. The Company did not make the additional minimum investment and issued 16,667 shares of common stock to the Sellers on August 23, 1999. The Company does not believe any additional shares will be issued to the Sellers under this agreement.

     In conjunction with the acquisition of the assets from the Sellers, the Company executed an amended and restated credit agreement with its lender whereby its borrowing base was increased by $800,000. On November 4, 1998, the Company drew down the additional $800,000 and used the proceeds to repay the bank debt and certain of the other liabilities assumed from the Sellers.

     In addition, the Company borrowed $500,000 from a stockholder under a six-month promissory note. Such note bore interest at 10% per annum and was subordinate to the Company's credit agreement. The holder of the promissory note received a warrant to purchase 3,334 shares of the Company's common stock at $3.00 per share. On May 17, 1999 the Company issued 3,334 shares of common stock to the holder of the promissory note in order to exercise certain provisions to extend the term of the note. Under the terms of the note, the Company issued an additional 6,667 shares of common stock to the holder due to the Company's failure to pay the balance due by the extended maturity date. In December 2000, the note balance of $500,000 and accrued interest of $91,850 was converted into 131,552 shares of the Company's common stock. In addition, the holder of the promissory note exercised the warrant to purchase 3,334 shares of the Company's common stock.

     On March 7, 2000, the Company closed a purchase and sale agreement with a company that was a debtor in possession in a Chapter 11 Bankruptcy. Under the agreement, the Company acquired all of the Bankrupt Debtor's interest in a block located in the Mustang Island Area, which is located in state waters offshore Texas, for 18,333 shares of common stock, which shares were valued at $550,000. In accordance with the agreement, the Company immediately repurchased 556 shares of common stock at $90.00 per share, for a total of $50,000, for payment of administrative expenses in the Bankruptcy proceeding. Under the terms of the agreement, in the event that the daily rate of production from the properties acquired averages at least 5,000 Mcf per day over a complete calendar month the seller has the right to put 5,000 shares of common stock to the Company at $90.00 per share. If the seller fails to exercise such right, the Company has the right to call 5,000 shares of common stock at $90.00 per share. In addition, the Company purchased $120,000 in secured debt from three of the seller's secured creditors for face value.

Competitive Conditions

     The exploration, development and production of oil and gas is subject to intense competition. The principal methods of competition in the industry for the acquisition of oil and gas leases and producing properties are the payment of cash bonus payments at the time of acquisition of leases, delay rentals, location damage supplement payments, and stipulations requiring exploration and production commitments by the lessee. Producing properties are frequently offered for sale through an open competitive bidding process. Companies with greater financial resources, existing staff and labor forces, equipment for exploration, and vast experience are in a better position than the Company to compete for such leases and producing properties. In addition, the ability of the Company to market any oil and gas which it might produce could be severely limited by its inability to compete with larger companies operating in the same area, that may be drilling or able to offer any oil and gas produced at a price lower than that of the Company.

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

     Supplies requisite to the transaction of the Company's business include such items as drilling rigs and other equipment, casing pipe, drilling mud and other supplies. Such items are commonly available from a number of sources and the Company foresees no shortage or difficulty in acquiring any raw materials relevant to the conduct of its business that do not affect the oil and gas industry as a whole.

Risks of the Oil and Gas Industry

     The current market for oil and gas is characterized by instability. This instability has caused fluctuations in domestic and international world oil and gas prices in recent years and there is no assurance of any price stability in the future. The price the Company receives for its oil and gas production in the future may not be sufficient to generate revenues in excess of our costs of production or provide sufficient cash flow to meet our working capital requirements.

     The Company is uncertain about the prices at which it will be able to sell oil that it produces. The Company's estimated future oil and gas revenues are highly dependent on the price of oil and gas, as well as the amount of oil and gas produced. The volatility of the energy market makes it difficult to estimate future prices of oil and gas. Various factors beyond the Company's control affect these prices. These factors include:

         o    domestic and worldwide supplies of oil;
         o the ability of the members of the Organization of Petroleum Exporting Countries, or OPEC, to agree to and maintain oil price and production controls;
         o    political instability or armed conflict in oil-producing regions;
         o    the price of foreign imports;
         o    the level of consumer demand;
              the price and availability of alternative fuels;
         o    the availability of pipeline capacity; and
         o    changes in existing federal regulation and price controls.

     It is likely that oil and gas prices will continue to fluctuate as they have in the past. Current oil and gas prices are not representative of oil and prices in either the near or long-term. The Company does not expect oil and gas prices to maintain current price levels and does not base its capital spending decisions on current market prices.

     The development of oil and gas reserves is a high risk endeavor and is frequently marked by unprofitable efforts, such as:

         o    drilling unproductive wells;
         o drilling productive wells which do not produce sufficient amounts of oil and gas to return a profit; and
         o production of developed oil and gas reserves which cannot be marketed or cannot be sold for adequate market prices.

     There are many additional risks incident to drilling for and producing oil and gas. These risks include blowouts, cratering, fires, equipment failure and accidents. Any of these events could result in personal injury, loss of life and environmental and/or property damage. If such an event does occur, the Company may be held liable for properties it operates and may not be fully insured against these risks. In fact, many of these risks are not insurable. The occurrence of such events that are not fully covered by insurance may require the Company to pay damages, which would reduce the Company's profits. As of April 30, 2004, we have not experienced any material losses due to these types of events.

Dependence upon One or a Few Major Customers

     The Company currently markets the oil and gas production from its properties to four customers, three of which represent sales in excess of 10% of the Company's total oil and gas revenues. These three customers represent approximately 64%, 16% and 15% of the Company's total oil and gas revenues, respectively. During the year ended April 30, 2003 the Company marketed the oil and gas production from its properties to 11 customers, two of which represented sales in excess of 10% of the Company's total oil and gas revenues. These two customers represented approximately 39% and 14% of the Company's total oil and gas revenues, respectively. The availability of oil and gas purchasers, with respect to onshore production, is such, however, that any customer discontinuing purchases from the Company will normally be replaced by another buyer.

     Approximately $22,000,000, or 31%, of estimated future cash flows from the Company's proved reserves is expected to be generated from offshore production from the Company's Mustang Island Block. Available purchasers and transportation facilities are much more limited for offshore production.

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

Employees and Consultants

     The Company has three full time employees and two part-time employees including the officers of the Company. The Company may hire additional personnel as required by its operations and may also engage the services of geological and engineering consultants from time to time to assist in its operations. The Company has recently employed engineering consultants on a part time basis.

Item 2.     Description of Property

Properties Acquired

Lisbon Properties

     The Company acquired the Lisbon Properties on May 8, 1998, through its wholly owned subsidiary Vector Exploration, Inc. The Lisbon Properties currently consist of oil and gas working interests, ranging from approximately 50% to 100%, in eleven wells and leases in eight fields located in Gregg and Harrison Counties, Texas and Claiborne, Lincoln, Webster and Bossier Parishes, Louisiana. The primary target zones consist of the Cotton Valley, Travis Peak, Petit, Gray Sand, Haynesville, Burgess Simmons, Vaughn and Hall formations. The Company currently operates nine of the eleven wells. Currently there are nine wells producing on the properties. The aggregate amount of daily production equals approximately 300 Mcf per day (net) of natural gas and 11 barrels per day (net) of oil and condensate. On June 6, 2002, the Company closed a sale of its interest in seven of these wells (five operated and two non-operated) for total cash consideration of $600,100.

East Westbrook Properties

     The East Westbrook Properties consist of approximately a 98% working interest in 980 acres in Mitchell County, Texas, which the Company acquired from Taurus Operating, Inc. in 1998. The East Westbrook Properties were formerly part of the East Westbrook Unit. The East Westbrook Unit encompasses approximately 1,200 acres and is part of the Westbrook Field which encompasses over 18,000 acres and has produced in excess of 99.1 million barrels of oil since its discovery in 1920. The East Westbrook Unit is located on the northeast corner of the Midland Basin Platform and on the west flank of the Eastern Shelf. The East Westbrook Unit is bordered on the west, south, and north by waterflood projects. All of these waterfloods have been infill drilled and have produced large volumes of oil. Twenty wells have been completed on the properties, five of which have recent production. The Company operates all of the wells on the East Westbrook Property. Historically the East Westbrook Unit has been poorly managed and was placed in the hands of a promoter who went into bankruptcy. The wells were not properly maintained, no water was injected and the facility was allowed to deteriorate. Taurus acquired the property and spent nearly $1 million putting the wells back on line, cleaning out the wells, and replacing worn equipment. In addition, the Company performed workovers on two of the wells. The Company estimates that $8.1 million would be required to bring the East Westbrook Property to full production. The Company currently carries no proved reserves for the East Westbrook Property.

Old Vector Properties

     In 1998, the Company acquired the Old Vector Properties which consist of non-operated working and royalty interests in approximately 80 wells and units located primarily in Oklahoma and Kansas. The most significant property holdings are focused in the south central, central, and northwestern regions of Oklahoma within well-established producing oil and gas fields, and in a waterflood project located in Kingman County, Kansas. Because of the Company's small interest in any particular well or unit, the Company has little or no influence over the operation of the properties or their further development.

Texas Energy & Environmental, Inc. Properties

     In 1998, the Company acquired the Texas Energy & Environmental, Inc. Properties which currently consist of 14 wells located in Oklahoma, Texas and Louisiana. All wells are Company operated and currently produce approximately 630 Mcf per day (net) and 8 barrels of oil per day (net). The Company's working interest in these wells varies from approximately 30% to 100%. The Company sold five of the wells located in Oklahoma on August 30, 2002 for $301,600.

Mustang Island Block

     On March 7, 2000, the Company closed a purchase and sale agreement with a company that was a debtor in possession in Chapter 11 Bankruptcy. Under the agreement, the Company acquired all of the Bankrupt Debtor's interest in Block 818-L located in the Offshore Texas, Mustang Island Area. The Company currently estimates that this property contains in excess of 10 Bcf of net proved reserves.

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

Other Assets

     On November 22, 2000, the Company exchanged pipeline, meter stations, and related equipment acquired in the Mustang Island transaction for a cash payment of $150,000 and a 20% interest in Mustang Island Gathering, LLC, a Texas limited liability company and pipeline operator (the "LLC"). As part of the transaction, the Company entered into a five-year natural gas purchase agreement with the LLC. As a member of the LLC, the Company has been required to guarantee a portion of the LLC's bank debt, which is approximately $1.1 million in the aggregate. In addition, any member of the LLC has the right, but not the obligation, to transfer all of its membership units in the LLC to the Company in exchange for shares of its common stock. At April 30, 2004, the Company's percentage ownership in the LLC was approximately 15%.

Production Information

     The table below sets forth the net quantities of oil and gas production (net of all royalties, overriding royalties, and production due to others), the average sales prices, and the average production costs attributable to the Company's properties for the years ended April 30, 2004 and 2003.

                                    Year Ended              Year Ended
                                  April 30, 2004          April 30, 2003
                                  --------------          --------------
     Net Production
     Oil (BBLS)                          9,963                   2,465
     Gas (MCF)                         202,626                  99,871

     Average Sales Prices
     Oil (per BBL)                  $    30.13              $    22.60
     Gas (per MCF)                  $     5.22              $     4.89

     Average Production Cost (1)
     Per Equivalent MCF of Gas (2)  $     2.86              $     6.14

     (1) Production costs include lease operating expenses, severance taxes, transportation, treatment, marketing, and other direct expenses

     (2) Oil production is converted to MCF using its estimated energy equivalent of six MCF per BBL

Reserve Information

     Oil and gas reserve information for the properties owned by the Company have been prepared by D. Raymond Perry, Jr., a registered petroleum engineer for the year ended April 30, 2004

     RESERVE CALCULATIONS BY PETROLEUM ENGINEERS INVOLVE THE ESTIMATION OF FUTURE NET RECOVERABLE RESERVES OF OIL AND GAS AND THE TIMING AND AMOUNT OF FUTURE NET REVENUES TO BE RECEIVED THEREFROM. THOSE ESTIMATES ARE BASED ON NUMEROUS FACTORS, MANY OF WHICH ARE VARIABLE AND UNCERTAIN. RESERVE ESTIMATORS ARE REQUIRED TO MAKE NUMEROUS JUDGEMENTS BASED UPON PROFESSIONAL TRAINING, EXPERIENCE, AND EDUCATIONAL BACKGROUND. THE EXTENT AND SIGNIFICANCE OF THE JUDGEMENTS IN THEMSELVES ARE SUFFICIENT TO RENDER RESERVE ESTIMATES INHERENTLY IMPRECISE. SINCE RESERVE DETERMINATIONS INVOLVE ESTIMATES OF FUTURE EVENTS, ACTUAL PRODUCTION, REVENUES AND OPERATING EXPENSES MAY NOT OCCUR AS ESTIMATED. ACCORDINGLY, IT IS COMMON FOR THE ACTUAL PRODUCTION AND REVENUES LATER RECEIVED TO VARY FROM EARLIER ESTIMATES. ESTIMATES MADE IN THE FIRST FEW YEARS OF PRODUCTION FROM A PROPERTY ARE GENERALLY NOT AS RELIABLE AS LATER ESTIMATES BASED ON LONGER PRODUCTION HISTORY. RESERVE ESTIMATES BASED UPON VOLUMETRIC ANALYSIS ARE INHERENTLY LESS RELIABLE THAN THOSE BASED ON LENGTHY PRODUCTION HISTORY. ALSO, POTENTIALLY PRODUCTIVE GAS WELLS MAY NOT GENERATE REVENUE IMMEDIATELY DUE TO LACK OF PIPELINE CONNECTIONS AND POTENTIAL DEVELOPMENT WELLS MAY HAVE TO BE ABANDONED DUE TO UNSUCCESSFUL COMPLETION TECHNIQUES. HENCE, RESERVE ESTIMATES MAY VARY FROM YEAR TO YEAR.

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

     The tables below set forth the estimated proved and proved developed reserves of crude oil (including condensate) and natural gas, all of which are located within the continental United States, associated with the properties owned by the Company for the years ended April 30, 2004 and 2003.


Proved Reserves at Year End
                                    Developed        Undeveloped     Total
                                    ---------        -----------     -----
Oil (BBLs) (in thousands)
April 30, 2004                            85               -            85
April 30, 2003                           180              51           231

Gas (MCF) (in thousands)
April 30, 2004                        15,516               -        15,516
April 30, 2003                        20,986             4,423      25,409

Changes in Proved Reserves
                                                 MCF                BBLS
                                            ------------        ------------
                                                     (In Thousands)
Estimated Quantity, April 30, 2002             17,077                 294
Sales of Reserves in Place                  (     973  )        (      66  )
Production                                  (     100  )        (       2  )
Changes in Estimates                            9,405                   5
                                            ------------        ------------
Estimated Quantity, April 30, 2003             25,409                 231
Sales of Reseerves in Place                 (     294  )               -
Production                                  (     203  )        (      10  )
Changes in Estimates                        (   9,396  )        (     136  )
                                            ------------        ------------

Estimated Quantity, April 30, 2004             15,516                  85
                                            ============        ============

Oil and Gas Wells

     The Company owns interests in productive oil and gas wells (including producing wells and wells capable of production), as follows:

                        April 30, 2004                   April 30, 2003
                -----------------------------    ------------------------------
                 Gross (1)          Net           Gross (1)           Net
                   Wells           Wells            Wells            Wells
                -------------   -------------    -------------    -------------

Oil Wells                 70            3.08               70             3.08
Gas Wells                 38            4.30               40             5.74
                -------------   -------------    -------------    -------------

Total                    108            7.38              110             8.82
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

                                    April 30, 2004                                       April 30, 2003
                   -------------------------------------------------    --------------------------------------------------
                        Developed (1)             Undeveloped                 Developed(1)              Undeveloped
                           Acreage                  Acreage                     Acreage                   Acreage
                                                                        ------------------------- ------------------------
                     Gross         Net         Gross        Net            Gross         Net        Gross         Net
                   ----------- ------------ ------------ -----------    ------------ ------------ ----------- ------------

Louisiana               4,603        2,211            0           0           5,243        2,705         640          494
Texas                   4,856        1,495          980         463           5,569        2,050       2,480        1,551
Kansas                  4,037           52            0           0           4,037           52           0            0
Oklahoma                    0            0            0           0          14,135          707         200          100
                   ----------- ------------ ------------ -----------    ------------ ------------ ----------- ------------

Total                  13,496        3,758          980         463          28,984        5,514       3,120        2,145
                   =========== ============ ============ ===========    ============ ============ =========== ============

     (1) Acres spaced or assigned to productive wells

Office Facilities

     The Company's Houston, Texas office consists of approximately 5,025 square feet and has been leased through July of 2006 for $5,427 per month

Item 3.     Legal Proceedings

     The Company is involved from time to time in various claims, lawsuits and administrative proceedings incidental to its business. In the opinion of management, the ultimate liability thereunder, if any, will not have a materially adverse effect on the financial condition or results of operations of the Company. The Company currently has accounts payable in the amount of $681,744. A significant portion of these accounts are now past due and are subject to becoming matters for litigation at any time. Certain of these accounts have been converted into judgments and the Company is continuing to try and work out payment arrangements with the judgment creditors.


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

The stock's trading range for the last two years is as follows:

                                            High           Low
                                          ---------     ---------
          2003 Fiscal Year
1st Quarter                               $    0.06     $    0.02
2nd Quarter                                    0.03          0.01
3rd Quarter                                    0.05          0.01
4th Quarter                                    0.03          0.14

          2004 Fiscal Year
1st Quarter                               $    0.92     $    0.11
2nd Quarter                                    0.81          0.35
3rd Quarter                                    0.75          0.23
4th Quarter                                    0.70          0.40

          2005 Fiscal Year
1st Quarter                               $    0.68     $    0.40

     As of July 31, 2004, there were approximately 1,258 holders of record of the Company's common stock. The Company has not paid any dividends on its common stock and no dividends are anticipated in the foreseeable future. In addition, the ability of the Company to declare or pay dividends on its common stock is currently subject to certain restrictions contained in its credit facility with a bank and its Class AA-1 Preferred Stock.

Item 6.     Management's Discussion and Analysis

     The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere herein.

Results of Operations

     Net loss decreased by $496,095, from $2,015,885 in fiscal 2003 to $1,519,790 in fiscal 2004. The primary cause for this decrease was an increase in oil and gas sales.

     Crude oil sales increased by $244,462 (439%) in fiscal 2004, due to a combination of increased production and increased sales prices. The average sales price per barrel increased 33% from $22.60 in fiscal 2003 to $30.13 in fiscal 2004. Production increased 304% from 2,465 barrels in fiscal 2003 to 9,963 barrels in fiscal 2004. The Company's Mustang Island property and an additional producing well on its Bateman Lake property, both of which began producing late in fiscal 2003, accounted for the increase in production.

     Natural gas sales increased by $570,153 (117%) in fiscal 2004, due to a combination of increased production and increased sales prices. The average sales price per Mcf increased 33% from $4.89 in fiscal 2003 to $5.22 in fiscal 2004. Production increased 103% from 99,871 Mcf in fiscal 2003 to 202,626 Mcf in fiscal 2004. The Company's Mustang Island property and a recompleted well on its Bateman Lake property, both of which began producing late in fiscal 2003, accounted for the increase in production.

     Lease operating expense decreased by $104,387 (15%) in fiscal 2004, primarily due to the sale of producing and nonproducing properties during fiscal 2004 and fiscal 2003. However, the Company also incurred substantial expenses related to certain nonproducing properties

     Depletion expense increased by $193,307 (280%) in fiscal 2004. The carrying value of the Company's proved oil and gas properties are amortized on a unit-of-production basis using estimated proved oil and gas reserve quantities. Downward revisions in the Company's estimated proved reserve quantities combined with increased production, caused the amortization rate to increase to 1.6% in fiscal 2004 from 0.4% in fiscal 2003.

     Interest expense and amortization of loan costs increased by $132,325 (65%) in fiscal 2004, primarily due amortization, in the amount of $126,750, of loan costs incurred in fiscal 2004.

     During fiscal 2004, the Company sold a producing gas well for total proceeds of $389,409, most of which was used to fund work on its Bateman Lake property. The well that was sold generated $202,576 in total gas sales during fiscal 2004 prior to its sale and $34,376 in fiscal 2003. Such amounts represented 15% and 6% of the Company's total oil and gas sales during fiscal 2004 and fiscal 2003, respectively.

Liquidity and Capital Resources

     On October 19, 2000, the Company sold 18,107 shares of common stock together with a warrant to purchase 18,107 shares of common stock at $15.00 per share and an undivided 2.2% working interest in two nonproducing oil and gas wells to a private investor for a total consideration of $100,000.00 in cash. The investor is also entitled to recoup his investment out of future production from these two wells, if any. On October 19, 2000, the closing price of the common stock was $0.24 per share. On November 24, 2000, the Company sold an undivided 1.85% interest in a nonproducing oil and gas well to the same investor for a total cash consideration of $25,000. The investor is entitled to recoup his investment out of 50% of the future production from the well, if any. The proceeds of these transactions were used to fund development of the Mustang Island Properties.

     On October 27, 2000, the Company sold 13,580 shares of common stock together with a warrant to purchase 13,580 shares of common stock at $15.00 per share and an undivided 2.2% working interest in two nonproducing oil and gas wells to another private investor for a total consideration of $100,000.00 in cash. The investor is also entitled to recoup his investment out of future production from these two wells, if any. On October 27, 2000, the closing price of the common stock was $0.155 per share. On November 24, 2000, the Company sold an undivided 1.85% interest in a nonproducing oil and gas well to the same investor for a total cash consideration of $25,000. The investor is entitled to recoup his investment out of 50% of the future production from the well, if any. The proceeds of these transactions were also used to fund development of the Mustang Island Properties.

     Both of the transactions in October 2000 and November 2000 were treated, by the Company, as loans repayable out of production for accounting purposes. Such production loans began accruing interest on January 1, 2001 at a variable rate equal to the rate on the Company's bank debt. At both April 30, 2004 and 2003 the variable interest rate was 5.25%. Accrued interest on the loans totaled $43,808 and $34,647 at April 30, 2004 and 2003, respectively. The stock issued was booked at its fair market value and treated as a loan cost which was amortized over six months. In January and February of 2004, the Company issued the holders of the production payments 100,000 shares of the Company's common stock in return for their forbearance under the production payments until the earlier of the first month following the month in which the Company has positive cash flow or August 1, 2004. The stock issued was booked at its fair market value of $57,500 and the consideration was treated as a loan cost, which is being amortized over six months.

     On December 27, 2000, the Company sold certain interest in 5 wells located in McClain, Oklahoma and undivided 10% interest in 6 wells located on the Mustang Island Property to Old Jersey Oil Ventures, LLC. for $1,000,000.00. The brother of the President of the Company is a principal in Old Jersey Oil
Ventures,  LLC.  At the same time Old  Jersey  Oil  Ventures  LLC,  as holder of
$591,849.41 in indebtedness owed by the Company, agreed to exchange such indebtedness for 131,522 shares of the Company's common stock. This represented a price of $4.50 per share. On December 27, 2000, the closing price of the common stock was $0.125. Old Jersey Oil Ventures, LLC also exercised warrants to purchase 13,333 shares of the Company's common stock at $3.00 per share. All shares issued to Old Jersey Oil Ventures, LLC. were issued in a private transaction and may only be transferred in a registered transaction or pursuant to an applicable exemption to the registration requirements. The Company is under no obligation to register such shares. The proceeds of this transaction were used as follows: $250,000.00 to make payments to general creditors; $300,000.00 to make a principal payment to the lender under the Company's secured indebtedness as a condition to the lender's agreement to enter into the fifth amendment to the credit agreement described below; $50,000 for capital investment on properties owned by the Company in St. Mary's Parish, Louisiana; and $400,000.00 to pay principal and interest due under the Company's credit agreement.

     The transaction in December 2000 was treated, by the Company, as a loan repayable out of production for accounting purposes. Such production loan began accruing interest on January 1, 2001 at a variable rate equal to the rate on the Company's bank debt. At April 30, 2004 and 2003 the rate was 5.25%. Accrued interest on the loan totaled $191,376 and $144,180 at April 30, 2004 and 2003, respectively. In March, 2004, the Company issued the holder of the production payment 400,000 shares of the Company's common stock in return for forbearance under the production payment until the earlier of the first month following the month in which the Company has positive cash flow or August 1, 2004. The stock issued was booked at its fair market value of $176,000 and the consideration was treated as a loan cost which is being amortized over five months.

     On December 2, 2002, the Company sold a 12.5% interest in a nonproducing well to a private investor for $20,000. The funds were used to perform a workover on the well. The investor is also entitled to recoup his investment out of future production from the well.

     On December 6, 2002, the Company received $4,000 from a private investor to fund contract lease work on a well necessary to vest title to the Company. The investor is also entitled to recoup his investment out of future production, if any, from the well.

     On February 19, 2003, the Company sold a 12.5% interest in two nonproducing wells to a private investor. The funds were used to perform workovers on the wells. The investor is also entitled to recoup his investment out of future production from the wells.

     All three of the transactions in December 2002 and February 2003 were treated, by the Company, as loans repayable out of production for accounting purposes. Such production loans accrue interest at a variable rate equal to the rate on the Company's bank debt. At April 30, 2004 and 2003 the rate was 5.25%. Accrued interest on the loans totaled $295 and $873 at April 30, 2004 and 2003, respectively. On February 23, 2004, the Company repurchased the 12.5% interest in the nonproducing wells for $6,846 in cash and 25,000 shares of the Company's common stock valued at $14,250. In addition the Company paid the $55,000 due under the production payments and $3,154 in accrued interest. On March 22, 2004, the Company sold the property, which had been covered by the production payments, for $175,000 in cash, a note receivable for $100,000, and the assumption by the purchaser of $114,409 of the Company's accounts payable.

     The Company had a $10 million revolving credit agreement with Wachovia Bank, National Association (the "Bank"), which was modified to become a term loan on November 15, 2002. Interest on the note was payable monthly at a floating rate. The borrowing base under the note was determined periodically based upon the collateral value assigned to the mortgaged properties.

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

     Under the currently scheduled reductions in the borrowing base, the principal balance outstanding under the line of credit at April 30, 2004 of $1,839,143 will be due at maturity on January 31, 2005.

     On April 8, 2004, the Company entered into a $250,000 revolving credit agreement with Hibernia Bank. Interest on the note is payable monthly at a floating rate of Prime plus 1.097%, and was 5.097% at April 30, 2004. The outstanding balance under the note, which was $100,000 at April 30, 2004, is due upon demand.

     On July 13, 2004, the Company entered into an option with CLK Energy, Inc. ("CLK"). Under the option, the Company will purchase from CLK 50% of CLK's interest in the Bayou Choctaw Field, located in the Iberville and West Baton Rouge Parishes. Upon completion of the purchase, the Company has agreed to reimburse CLK for its acquisition costs, as adjusted for intervening operations, and will deliver a commitment to fund future well workover and field development drilling. Under the terms of the option, CLK will be issued warrants to purchase 500,000 shares of the Company's common stock at an exercise price of $ 0.50 per share.

     At the exercise of the option in August 2004, the Company will further issue to CLK benefit, warrants to purchase 1,500,000 shares of additional common stock in the Company at an exercise price of $ 0.50 per share. CLK has agreed to combine operations, technical and executive staff within the Company's expanded future operations. In further consideration, the Company will cause to be issued 10% of its then fully diluted common shares to CLK. The Company will expand its Board of Directors to accommodate nomination of certain members of CLK's executive management.

     The Company has engaged the services of a broker dealer in order to conduct a private placement in the range of five to seven million dollars. The proceeds from such a private placement would be utilized for general corporate working capital and transaction costs, exercise of the Bayou Choctaw option, drilling and rework costs, and repayment of debt.

     For the past twelve months, the Company's oil and gas revenues have not been sufficient to satisfy its oil and gas operating expenses and interest payments. The Company's general and administrative expenses, development costs, debt principal payments and a portion of its oil and gas operating expenses and interest payments have been funded primarily from the proceeds from the sale of producing properties, stock and advances from related parties. Additional equity funding will be required to meet the current needs of the Company. Any inability of the Company to raise additional capital under such circumstances will limit the development of most of its oil and gas properties and may prevent the Company from meeting its cash requirements. It will be necessary for the Company to obtain additional financing. If the wells currently being brought into production perform as expected such financing should be available; however, there is no assurance that such financing will in fact be available or that the wells will, in fact, perform as expected. In the absence of such well performance or additional financing, the Company will not be able to meet its financial obligations

     The Company is currently negotiating with many of the vendors for which accounts payable were assumed in the asset acquisition transactions, and believes that a significant portion of these payables can be satisfied through the issuance of common or preferred stock. The Company is aggressively seeking additional property acquisitions with near term revenue generating capability and future development potential. The Company is currently evaluating several potential acquisitions, which would utilize a combination of the issuance of its equity securities and additional debt financing.

Item 7.     Financial Statements

Annual Financial Statements

     The Report of the Independent Registered Public Accounting Firm appearing at page F-3 and the Consolidated Financial Statements and Notes to Consolidated Financial Statements appearing at pages F-4 through F-24 hereof are incorporated herein by reference.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

         None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

         The Directors and Executive Officers of the Company are as follows:

         Name            Age            Position                      Tenure
----------------------- -----   ------------------------          -------------
Stephen F. Noser         58     Director                            May 8, 1998
                                President
                                Secretary
                                Assistant Treasurer
Randal B. McDonald, Jr.  46     Director                            May 8, 1998
                                Chief Financial Officer
                                Treasurer
                                Assistant Secretary

     All Directors of the Company will hold office until the next annual meeting of shareholders. The Executive Officers of the Company, who are appointed by the Board of Directors, hold office until their successors are chosen and qualified, or until their death, resignation or removal. The Company presently has no audit, nominating or executive committee or committees performing substantially similar functions, although the Company is considering establishing these or similar committees in the future. The Company does not presently have a financial expert serving on a audit committee or similar body, but will consider appointing one in the event an audit committee is established. There are no family relationships among the Directors and Officers of the Company. The Company currently has no employment agreement with any of the Officers or Directors.

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

     Randal McDonald, Chief Financial Officer. Mr. McDonald has twenty-five years experience in the field of public accounting. Since 1993, he has provided general financial consulting and litigation support services to a variety of companies. Such services have included preparation and review of public and private offering documents, preparation of pro forma financial statements utilized in raising capital, and services as interim chief financial officer. From 1979 to 1985, he was with KPMG Peat Marwick's Houston office, specializing in public oil and gas companies. During 1986, he served a one year rotational assignment in KPMG Peat Marwick's world headquarters developing their audit software. During 1987, he served as Chief Financial Officer for IBS Technologies, Ltd., a publicly traded computer software company. From 1988 to 1992, he was with Arthur Andersen's Denver office, specializing in public oil and gas companies. Mr. McDonald holds a B.B.A. in accounting from the University of Texas at Austin and is a licensed CPA.

Section16(a) Beneficial Ownership Compliance

     Section 16(a) of the Securities Exchange Act requires the executive officers and directors, and persons who own more than 10% of our common stock of the Company, to file reports regarding ownership of, and transactions in, the securities of the Company with the Securities and Exchange Commission and to provide the Company with copies of those filings.

     Based solely on the review of the copies of such forms received by us, or written representations from certain reporting persons, the Company believes that during fiscal year 2004, all filing requirements applicable to the Company's officers, directors and greater than ten percent beneficial owners were complied with.

Code of Ethics

     The Company has not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We are in the process of preparing and adopting a code of ethics.

Item 10.   Executive Compensation

     The  aggregate   amount  of  compensation   paid  by  the  Company  or  its
subsidiaries during the fiscal year ended April 30, 2004 to officers and directors, as a group, for services in all capacities was $185,000.

     The following table sets out the compensation received by the President of the Company for the last three fiscal years ended April 30, 2004.

Item 10.   Executive Compensation

Summary Compensation Table

                                                                                   Long Term Compensation Awards
                                                                              --------------------------------------
                                                                              Restricted
             Name and             Year          Annual Compensation (1)         Stock           (2)           All
        Principal Position        End      Salary($)  Bonus($)   Other($)      Awards($)      Options(#)    Other($)
-----------------------------     ----     ---------  --------   --------     ----------      ----------    --------
Stephen F. Noser                  2004      95,000        -          -             -              -             -
   President                      2003      95,000        -          -             -              -             -
                                  2002      95,000        -          -             -              -             -

Randal B. McDonald, Jr.           2004      90,000        -          -             -              -             -
   Chief Financial Officer        2003      90,000        -          -             -              -             -
                                  2002      90,000        -          -             -              -             -


Options Granted in 2004 and 2003

     No options were granted during the years ended April 30, 2004 and April 30, 2003.

Options Exercised During 2004 and 2002 and Year End Option Values (1)

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

     (1) Since no options were exercised, no shares were acquired or value realized upon the exercise of options

     At the present time, the Company has no retirement, pension or profit sharing programs for the benefit of its Directors or employees. However, at its discretion, the Company may adopt one or more of such programs in the future. The Company has not entered into any employment agreements with its executive officers.

     Pursuant to its bylaws and the Texas Business Corporation Act, the Company shall indemnify each Director and Officer against expenses, judgments, fines, and amounts paid in settlement actually and reasonably incurred by him in connection with any action, suit or proceeding which he may be made a party by reason of his being or having been made a Director or Officer of the Company, unless he failed to meet certain standards of conduct.

Item 11.   Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information regarding beneficial ownership of outstanding shares as of July 31, 2004 by each person who is known by the Company to own beneficially five percent or more of the outstanding shares, the Company's Directors and Executive Officers, and all Directors and Executive Officers as a group.

          Name and Address                                                                   Amount and Nature        % of
        Of Beneficial Owner                Title of Class           Position or Title     Of Beneficial Ownership     Class
------------------------------------- -------------------------- ------------------------ ------------------------- ----------
Stephen F. Noser                      Common Stock               Director, President            (1)(2)      36,667       0.57%
8303 Southwest Freeway, Suite 950                                Secretary
Houston, Texas 77074                  Class B Preferred Stock    Assistant Treasurer                       250,000      50.00%

Randal B. McDonald, Jr.               Common Stock               Director, CFO                     (3)      10,000       0.15%
8303 Southwest Freeway, Suite 950                                Treasurer
Houston, Texas 77074                                             Assistant Secretary

Eugene A. Noser, Jr.                  Common Stock               N/A                            (1)(4)     664,858      10.29%
90 Broad Street
New York, New York 10004

Ronald E. Reese, M.D.                 Common Stock               N/A                               (5)     864,033      13.37%
1441 Liberty St/, Suite 206
Redding, CA 96001

All Officers                          Common Stock               N/A                            (1)(6)      46,667       0.72%
And Directors                         Class B Preferred Stock                                              250,000      50.00%

------------------------------------- -------------------------- ------------------------ ------------------------- ----------

     (1) Includes 1,667 shares of common stock indirectly owned by Mr. Noser because of his 50% ownership in Old Vector Corporation, which owns 3,334 shares of common stock.

     (2) Includes 25,000 shares of common stock issuable upon the exercise of stock options.

     (3) Includes 5,000 shares of common stock issuable upon the exercise of stock options.

     (4) Includes 663,191 shares of common stock indirectly owned by Mr. Noser because of his control of Old Jersey Oil Ventures, L.L.C.

     (5) Shares included as Trustee and bebeficiary of the Ronald E. Reese Retirement Trust, dated 01/01/87 and the Ronald E. Reese Revocable Trust, dated 06/30/00

     (6) Includes 30,000 shares of common stock issuable upon the exercise of stock options

Item 12.   Certain Relationships and Related Transactions

     During the years ended April 30, 2004 and 2003, officers, directors and shareholders of the Company made unsecured advances totaling $7,500 and $412,863, respectively, to the Company. In addition, the Company repaid advances in the amount of $41,963 and $18,000 during the years ended April 30, 2004 and 2003, respectively. The balance due under such advances was $242,406 and $673,961 at April 30, 2004 and 2003, respectively.

     On December 5, 2003, the Company granted stock appreciation rights on 1,000,000 shares of the Company's common stock to a former officer and director of the Company in exchange for the cancellation of $503,975 in debt. Such debt consisted of $397,092 in advances made to the Company and $106,883 in accrued salary. The stock appreciation rights are fully vested, have a grant price of $0.10 per share and expire on December 5, 2013. The exercise price of the stock appreciation rights is equal to the average of the means between the high and low trading prices of the Company's common stock for the ten consecutive trading days immediately preceding the date of exercise. Upon the exercise of the stock appreciation rights, the grantee is due the difference between the exercise price and the grant price multiplied by the number of shares being exercised. The Company, at its sole option, may elect to pay the grantee in shares of the Company's common stock valued at the exercise price. The stock appreciation rights were valued at $240,000, on the date of grant, using a Black-Scholes option pricing model. The difference between the value of the stock appreciation rights and the debt cancelled has been recorded as a contribution of capital. As of April 30, 2004, the grantee has exercised stock appreciation rights on 347,167 shares of the Company's common stock. The Company has elected to pay all of the stock appreciation rights with the issuance of 271,234 shares of the Company's common stock.

     The Company is obligated under a line of credit to an entity whose principal is the brother of the Company's president. At April 30, 2004 and 2003 the balance due under line of credit was $1,839,143 and $1,814,143, respectively. The line of credit bears interest at the rate of 7.5% and is due on January 31, 2005. Accrued interest on the loan totaled $248,767 and $106,359 at April 30, 2004 and April 30, 2003, respectively.

     The Company is obligated under a production payment to an entity whose principal is the brother of the Company's president. At April 30, 2004 and 2003 the balance due under such production payment was $934,518. Such production loan began accruing interest on January 1, 2001 at a variable rate equal to the rate on the Company's bank debt. At April 30, 2004 and 2003 the rate was 5.25%. Accrued interest on the loan totaled $191,376 and $144,180 at April 30, 2004 and April 30, 2003, respectively.

     In March, 2004, the Company issued a $150,000 note payable to Mustang Island Gathering, LLC for indemnification of litigation settlement costs.
Mustang Island Gathering, LLC purchases the natural gas produced from the Company's Mustang Island property, and the Company is an approximate 15% owner in the LLC. The note is payable in monthly installments, with interest at 4.5%, at the rate of $0.03 per MCF of gas purchased, beginning with April 2004 production.

     In March 2004, the Company sold a producing property to a Company controlled by a former officer and director of the Company. Net proceeds from the sale totaled $389,409 and consisted of $175,000 in cash, $100,000in a note receivable, and $114,409 in assumption of the Company's accounts payable. The note receivable had a balance of $67,000 at April 30, 2004.

Item 13.   Exhibits and Reports on Form 8-K

     Exhibits not incorporated herein by reference to a prior filing are designated by an asterisk (*) and are filed herewith.

Exhibit   2.01   Asset Purchase Agreement between Registrant and
                 Vector

Exhibit   2.02   Lisbon Agreement

Exhibit   2.03   Taurus Agreement

Exhibit   2.04   Agreement and Plan of Merger Between Sunburst
                 Acquisitions II, Inc. and Vector Energy Corporation

Exhibit   2.05   Option Agreement Between CLK Energy, Inc. and VTEX Energy, Inc.

Exhibit   3.01   Articles of Incorporation of Vector Energy Corporation

Exhibit   3.02   By-Laws of Vector Energy Corporation

Exhibit 4.01 Certificate of Designation, Preferences, Rights and Limitations of Class AA 6%Cumulative Convertible Preferred Stock and Class B Preferred Stock of Vector Energy Corporation

Exhibit 4.02 Certificate of Designation, Preferences, Rights and Limitations of Class C 5% Cumulative Convertible Preferred Stock of Vector Energy Corporation

Exhibit  21      Subsidiaries of the Registrant

Exhibit  23      Consent of Comiskey & Company*

Exhibit  23.1    Consent of D. Raymond Perry, Jr., Registered Petroleum Engneer

Exhibit 31.1 Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended*

Exhibit 32.1 Certification of Chief Executive Officer and President of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

     No reports were filed on Form 8-K during the Company's fourth fiscal quarter ended April 30, 2004.

Item 14.  Principal Accountant Fees and Services

     The Company's board of directors reviews and approves audit and permissible non-audit services performed by the authorized independent public accountants as well as the fees charged by the authorized independent public accountants for such services. In its review of non-audit service fees and its appointment of the authorized independent public accountants as the Company's independent accountants, the board of directors considered whether the provision of such services is compatible with maintaining the authorized independent public accountants independence. All of the services provided and fees charged by the authorized independent public accountants in fiscal 2004 were pre-approved by the board of directors.

Audit Fees

     The aggregate fees billed by the authorized independent public accountants for professional services for the audit of the annual financial statements of the Company and the reviews of the financial statements included in the Company's quarterly reports on Form 10-QSB for fiscal 2004 and Fiscal 2003 were $9,030 and $6,695 respectively, net of expenses.

Audit Related Fees

     There were no other fees billed by the authorized independent public accountants during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements and not reported under "Audit Fees" above.

Tax Fees

     There were no fees billed by the authorized independent public accountants during the last two fiscal years for tax compliance.

All Other Fees

     There were no other fees billed by the authorized independent public accountants

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

                                                Date:    August 12, 2004

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

                                       By       /S/   Stephen F. Noser
                                                ------------------------------
                                                Stephen F. Noser.
                                                President and Director

                                                Date:    August 12, 2004


                                       By       /S/   Randal B. McDonald, Jr.
                                                ------------------------------
                                                Randal B. McDonald, Jr.
                                                Chief Financial Officer
                                                Principal Accounting and
                                                Financial Officer and Director

                                                Date:    August 12, 2004

                                VTEX Energy, Inc.
                      (Formerly Vector Energy Corporation)

                              FINANCIAL STATEMENTS

                             April 30, 2004 and 2003

                                    CONTENTS



                                                                     Page
                                                                   ---------

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTING FIRM         F-3

CONSOLIDATED BALANCE SHEETS                                        F-4 to F-5

CONSOLIDATED STATEMENTS OF INCOME                                  F-6

CONSOLIDATED STATEMENTS OF CASH FLOW                               F-7

STATEMENTS OF STOCKHOLDERS' EQUITY                                 F-8 to F-10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                         F-11 to F-24

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTING FIRM



The Board of Directors and Stockholders of
VTEX Energy, Inc.


We have audited the accompanying consolidated balance sheets of VTEX Energy, Inc. as of April 30, 2004 and 2003, and the related consolidated statements of income, cash flows and changes in shareholders' equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of VTEX Energy, Inc. as of April 30, 2004 and 2003, and the consolidated results of its operations, its cash flows and changes in its shareholders' equity for the years then ended in conformity with U. S. generally accepted accounting principles.

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

July 13, 2004

                                          /s/ Comiskey & Company
                                          PROFESIONAL CORPORATION

                                VTEX Energy, Inc.
                      (Formerly Vector Energy Corporation)
                           CONSOLIDATED BALANCE SHEETS
                             April 30, 2004 and 2003


                                               April 30, 2004  April 30, 2003
                                               --------------  --------------

   ASSETS

                                 CURRENT ASSETS
   Cash                                        $      156,575  $       14,542
   Certificates of deposit                             75,000          75,000
   Revenue accounts receivable                        165,262         186,591
   JIB accounts receivable                             25,865          57,613
   Note receivable                                     67,000            -
   Other current assets                                82,051            -
                                               --------------  --------------

         Total current assets                         571,753         333,746
                                               --------------  --------------

PROVED OIL AND GAS PROPERTIES, USING
   THE FULL COST METHOD OF ACCOUNTING              16,026,659      16,629,967

   Less accumulated depreciation, depletion,
      Amortization, and impairment                  1,294,147       1,031,680
                                               --------------  --------------

         Net oil and gas properties                14,732,512      15,598,287
                                               --------------  --------------

OTHER ASSETS
   Other property and equipment, less accumulated Depreciation of $91,720 and $77,514 at April 30, 2004 and 2003,
   respectively                                        34,941          29,147
   Long term accounts receivable (net of
   allowance for Doubtful accounts
   of $135,119 and $109,969 at April 30, 2004
   and April 30, 2003, respectively)                  148,000         148,000
   Deferred loan costs - net                          134,350            -
   Other assets                                        19,277          19,277
                                               --------------  --------------

         Total other assets                           336,568         196,424
                                               --------------  --------------

         TOTAL ASSETS                          $   15,640,833  $   16,128,457
                                               ==============  ==============


    The accompanying notes are an integral part of the financial statements

                                VTEX Energy, Inc.
                      (Formerly Vector Energy Corporation)
                           CONSOLIDATED BALANCE SHEETS
                             April 30, 2004 and 2003


                                               April 30, 2004  April 30, 2003
                                               --------------  --------------

   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Line of credit - related party              $    1,839,143  $         -
   Line of credit - bank                              100,000            -
   Notes payable                                      306,092         161,537
   Production payments payable to related
      party                                           934,518         934,518
   Production payments payable                        254,000         309,000
   Accounts payable - trade                           681,744       1,519,408
   Royalties payable                                  654,191         492,750
   Working interest revenues payable                   94,232         152,272
   Taxes payable                                      201,478         181,858
   Advances from related parties                      242,406         673,961
   Accrued payroll                                       -            106,883
   Accrued interest                                   486,043         290,447
                                               --------------  --------------

         Total current liabilities                  5,793,847       4,822,634
                                               --------------  --------------

LINE OF CREDIT                                           -          2,064,143
                                               --------------  --------------

STOCKHOLDERS' EQUITY
   Preferred stock class AA-1, cumulative convertible; $0.01 par value per share, 500,000 shares authorized; 395,879 shares issued and outstanding
      at April 30,2004                                  3,959            -
   Preferred stock class B, noncumulative
      nonconvertible; $1 par value per share,
      500,000 shares authorized; 500,000
      shares issued and outstanding                    50,000          50,000
   Common stock, $0.001 par value per share;
      150,000,000 shares authorized;
      5,848,681 and 5,792,646 shares issued
      and outstanding at April 30, 2004 and
      2003, respectively                                5,849           5,793
   Additional paid-in capital                      29,844,623      27,723,542
   Retained earnings                            (  20,057,445)   ( 18,537,655)
                                               --------------   -------------

         Total stockholders' equity                 9,846,986       9,241,680
                                               --------------   -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $   15,640,833   $  16,128,457
                                               ==============   =============


     The accompanying notes are an integral part of the financial statements

                                VTEX Energy, Inc.
                      (Formerly Vector Energy Corporation)
                        CONSOLIDATED STATEMENTS OF INCOME
                       Years Ended April 30, 2004 and 2003




                                                 Year Ended      Year Ended
                                               April 30, 2004  April 30, 2003
                                               --------------  --------------

REVENUES
   Oil Sales                                   $      300,162  $       55,700
   Gas Sales                                        1,058,228         488,075
   Production byproducts                                 -              9,010
   Other income                                         7,000            -
   Interest Income                                      1,142           2,846
                                               --------------  --------------

         Total Revenues                             1,366,532         555,631
                                               --------------  --------------

EXPENSES
   Production taxes                                   151,853          67,218
   Lease operating expense                            599,615         704,002
   Depletion of oil and gas properties                262,467          69,160
   Interest expense and amortization
     of loan costs                                    336,653         204,328
   General and administrative expense               1,535,734       1,526,808
                                               --------------  --------------

         Total expenses                             2,886,322       2,571,516
                                               --------------  --------------

Net Loss Before Preferred Dividend              (   1,519,790)  (   2,015,885)

Preferred Stock Dividend                                 -            170,000
                                               --------------  --------------

NET LOSS AVAILABLE TO COMMON
   SHAREHOLDERS                                $(   1,519,790) $(   2,185,885)
                                               ==============  ==============

NET LOSS PER SHARE
   Basic                                       $(        0.30) $(        0.64)

WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING                               5,040,289       3,391,933
                                               ==============  ==============




     The accompanying notes are an integral part of the financial statements

                                VTEX Energy, Inc.
                      (Formerly Vector Energy Corporation)
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                       Years Ended April 30, 2004 and 2003

                                                 Year Ended      Year Ended
                                               April 30, 2004  April 30, 2003
                                               --------------  --------------

CASH FLOWS FROM OPERATING ACTIVITIES

   Net Loss                                    $(   1,519,790) $(   2,015,885)
   Adjustments to reconcile net loss to net
    cash used by operating activities
     Depletion of oil and gas properties              262,467          69,160
     Amortization expense                             126,750             -
     Depreciation expense                              14,206          14,981
     Stock issued for consulting fees                 642,142         845,500
     Stocl issued for accounts payable
       settlement                                     103,778            -
     Stock issued for employee bonus                     -             11,000
     Note payable issued for litigation
       settlement                                     150,000            -
     Decrease in certificates of deposit                 -             25,000
     (Increase) decrease in accounts receivable        53,077   (     116,238)
     Increase in other assets                   (      82,051)  (       9,924)
     Increase in accounts payable                      16,215          78,525
     Increase in royalties and revenues payable       161,410         149,635
     Increase in other current liabilities            215,216         163,184
                                               --------------  --------------
Net cash (used by) provided from operating
 activities                                           143,420  (     785,062)
                                               --------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES

 Development costs incurred                     (     236,383)  (     218,094)
 Sale of oil and gas properties                       185,000         982,695
 Purchase of oil and gas properties             (       6,846)           -
 Property and equipment, other                  (      20,000)           -
                                               --------------  --------------
Net cash (used by) provided from investing
 activities                                     (      78,229)        764,601
                                               --------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES

 Payments received on note receivable                  33,000            -
 Issuance of notes payable                            184,356         325,956
 Note repayments                                (     189,801)  (     217,095)
 Borrowings under production payments                    -             59,000
 Repayment of production payments               (      55,000)           -
 Borrowings on lines of credit                        125,000         205,000
 Payment on lines of credit                     (      50,000)  (     917,261)
 Advances from related parties                          7,500         430,863
 Repayment of advances to related parties       (      41,963)  (      18,000)
 Issuance of common stock                              63,750          64,999
                                               --------------  --------------
Net cash (used by) provided from financing
 activities                                            76,842   (      66,538)
                                               --------------  --------------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                               142,033   (      86,999)

CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                                 14,542         101,541
                                               --------------  --------------

CASH AND CASH EQUIVALENTS,
   END OF PERIOD                               $      156,575  $       14,542
                                               ==============  ==============


     The accompanying notes are an integral part of the financial statements

                                VTEX Energy, Inc.
                      (Formerly Vector Energy Corporation)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                       Years Ended April 30, 2004 and 2003

                                     Preferred Stock              Common Stock
                             ------------------------------  -----------------------
                             Price                                                                                   Total
                              Per   Number                    Number                    Retained       Paid       Stockholder's
                             Share Of Shares     Amount      of shares     Amount       Earnings     in capital     Equity
                             ----- --------- -------------- ----------- ------------ -------------- ------------- -------------
Balances as of
April 30, 2002                      503,000  $   3,050,000    1,626,040 $      1,626 $ (16,351,770)$  23,247,710      9,947,566

Issued in settlement of
   Accounts payable
   In May, 2002               1.50                               12,667           13                      18,987        19,000

Issued for consulting
   Services in May, 2002      1.20                               86,667           87                     103,913       104,000

Issued in settlement of
   Accounts payable
   In June, 2002              1.20                               16,667           17                      19,983        20,000

Issued for consulting
   Services in June, 2002     1.20                              236,667          237                     283,763       284,000

Issued for consulting
   Services in July, 2002     0.99                              108,333          108                     107,392       107,500

Issued for consulting
   Services in August, 2002   0.89                              207,500          208                     184,292       184,500

Issued in settlement of
   Accounts payable
   In September, 2002         0.30                               23,333           23                       6,977         7,000

Issued for consulting
   Services in September 2002 0.30                              163,333          163                      48,837        49,000

Issued for employee bonus
   In September, 2002         0.30                               36,667           37                      10,963        11,000

Issued in settlement of
   Accounts payable
   In October, 2002           0.30                                8,333            8                       2,492         2,500

Issued for consulting
   Services in October, 2002  0.40                              100,000          100                      39,900        40,000

Issued for consulting
   Services in November, 2002 0.30                              255,000          255                      76,245        76,500

Sales of common stock for
   Cash in December, 2002     0.12                              550,000          550                      64,449        64,999

Issuance of common stock
   For Class A-1 Preferred
   And accrued dividends      1.49   (3,000 )   (3,000,000)   2,361,439        2,361                   3,507,639       510,000


     The accompanying notes are an integral part of the financial statements

                                VTEX Energy, Inc.
                      (Formerly Vector Energy Corporation)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                       Years Ended April 30, 2004 and 2003


                                     Preferred Stock              Common Stock
                             ------------------------------  -----------------------
                             Price                                                                                   Total
                              Per   Number                    Number                    Retained       Paid       Stockholder's
                             Share Of Shares     Amount      of shares     Amount       Earnings     in capital     Equity
                             ----- --------- -------------- ----------- ------------ -------------- ------------- -------------

Preferred Stock Dividend                                                               (   170,000)                (   170,000)

Net loss                                                                               ( 2,015,885)                ( 2,015,885)

                                   --------- -------------- ----------- ------------ -------------- ------------- -------------
Balances as of
April 30, 2003                      500,000  $      50,000    5,792,646 $      5,793 $ (18,537,655) $ 27,723,542  $  9,241,680

Issued for consulting
   Services in June, 2003     0.20                              100,000          100                      19,900        20,000

Issued for consulting
   Services in July, 2003     0.52                              446,000          446                     230,494       230,940

Sales of common stock for
   Cash in July, 2003         0.32                              125,000          125                      39,875        40,000

Issued for consulting
   Services in August, 2003   0.65                               15,000           15                       9,735         9,750

Sales of common stock for
   Cash in August, 2003       0.24                              100,000          100                      23,650        23,750

Cancellation of stock owned
  By lender in August, 2003                                 ( 2,369,033)      (2,369)                    202,369       200,000

Issued for consulting
   Services in September 2003 0.58                              125,334          125                      73,102        73,227

Issued for consulting
   Services in October, 2003  0.36                               60,000           60                      21,540        21,600

Issued for consulting
   Services in December, 2003 0.40                               15,000           15                       5,985         6,000

Stock appreciation rights
  Granted in December, 2003                                                                              503,975       503,975

Issued for consulting
  Services in January, 2004   0.35                               15,000           15                       5,235         5,250

Issued for deferred loan costs
  In January, 2004            0.55                               50,000           50                      27,450        27,500

Stock issued under stock
  Appreciation rights in
  January, 2004                                                  71,234           71                 (        71)         -

Issued for consulting
  Services in February, 2004  0.65                              142,500          143                      92,582        92,725

Issued for deferred loan costs
  in February, 2004           0.64                               90,000           90                      57,510        57,600


     The accompanying notes are an integral part of the financial statements

                                VTEX Energy, Inc.
                      (Formerly Vector Energy Corporation)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                       Years Ended April 30, 2004 and 2003


                                     Preferred Stock              Common Stock
                             ------------------------------  -----------------------
                             Price                                                                                   Total
                              Per   Number                    Number                    Retained       Paid       Stockholder's
                             Share Of Shares     Amount      of shares     Amount       Earnings     in capital     Equity
                             ----- --------- -------------- ----------- ------------ -------------- ------------- -------------

Consideration for the
  Acquisition of oil and
  Gas properties in
  February, 2004              0.57                               25,000           25                      14,225        14,250

Stock issued under stock
  Appreciation rights in
  February, 2004                                                100,000          100                 (       100)         -

Issued for consulting
  Services in March, 2004     0.50                              140,000          140                      69,760        69,900

Issued for deferred loan costs
  in March, 2004              0.44                              400,000          400                     175,600       176,000

Consideration for the
  Acquisition of oil and
  Gas properties in
  March, 2004                 0.44                              100,000          100                      43,900        44,000

Issued for consulting
  Services in April, 2004     0.55                              205,000          205                     112,545       112,750

Stock issued under stock
  Appreciation rights in
  April, 2004                                                   100,000          100                 (       100)         -

Preferred stock issued in
  Settlement of accounts
  Payable in April, 2004            395,879          3,959                                               391,920       395,879

Net loss                                                                               ( 1,519,790)                ( 1,519,790)

                                   --------- -------------- ----------- ------------ -------------- ------------- -------------
Balances as of
April 30, 2004                      895,879  $      53,959    5,848,681 $      5,849 $ (20,057,445) $ 29,844,623  $  9,846,986
                                   ========= ============== =========== ============ ============== ============= =============

     The accompanying notes are an integral part of the financial statements

                                VTEX Energy, Inc.
                      (Formerly Vector Energy Corporation)
                   Notes to Consolidated Financial Statements
                             April 30, 2004 and 2003


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

Reverse Stock Split

On November 15, 2002, the Board of Directors authorized a 1-for-30 reverse stock split, thereby decreasing the number of issued and outstanding shares to 2,881,207. In addition, the Company's common stock was redesignated from no par value to $0.001 par value per share. All references in the accompanying financial statements to the number of common shares and per-share amounts for dates prior to November 15, 2002 have been restated to reflect these changes.

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

The Company periodically maintains cash balances in excess of FDIC insured limits. The amount in excess at April 30, 2004 totaled $160,138 and there was no excess at April 30, 2003.

Oil and Gas Properties

The Company follows the full cost method of accounting for its oil and gas properties. All costs associated with property acquisition, exploration, and development activities are capitalized in a single, United States cost center. Internal costs directly identified with the acquisition, exploration and development activities of the Company are also capitalized. Capitalized costs are amortized on the unit-of-production basis using proved oil and gas reserves. Capitalized costs are limited to the present value of estimated future net revenues less estimated future expenditures using a discount factor of ten percent. Sales and abandonments of oil and gas properties are treated as reductions of the capitalized cost pool. At April 30, 2004 and 2003, there were no costs of unproved properties or major development projects included in the capitalized cost pool.

                                VTEX Energy, Inc.
                      (Formerly Vector Energy Corporation)
              Notes to Consolidated Financial Statements Continued)
                             April 30, 2004 and 2003



In accordance with Statement of Financial Accounting Standards No. 121 ("SFAS 121") - Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of, the Company assesses the need for an impairment of capitalized costs of oil and gas properties on a combined basis, with separate consideration given to unproved properties and major development projects, of which there were none at April 30, 2004 and 2003. If impairment is indicated based upon undiscounted future cash flows, then an impairment is recognized to the extent that net capitalized costs exceed discounted expected future cash flows. No impairment was considered necessary for the years ended April 30, 2004 and 2003.

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

The following is a summary of all significant noncash investing and financing activities and payments made for interest and income taxes for the years ended April 30, 2004 and 2003.

                                                   Year Ended      Year Ended
                                                 April 30, 2004  April 30, 2003
                                                 --------------  --------------
Noncash activities:
   Common stock issued for compensation          $         -    $        11,000
   Common stock issued for consulting fees       $      642,142 $       845,500
   Common stock issued for deferred loan costs   $      261,100 $          -
   Properties acquired for common stock          $       58,250 $          -
   Properties sold for the assumption of
      accounts payable                           $      619,687 $          -
   Stock issued in settlement of
      accounts payable                           $      395,879 $        48,500
   Stock appreciation rights granted for
      accrued payroll and advances from
      related party                              $      240,000 $          -
   Common stock issued upon the conversion of
      preferred stock and accrued dividends      $         -    $     3,510,000
Cash Payments:
   Interest                                      $       14,307 $        49,300
   Income Taxes                                  $            0 $             0

                                VTEX Energy, Inc.
                      (Formerly Vector Energy Corporation)
              Notes to Consolidated Financial Statements Continued)
                             April 30, 2004 and 2003



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

On March 7, 2000, the Company closed a purchase and sale agreement with a company, which was a debtor in possession in a Chapter 11 Bankruptcy. Under the agreement, the Company acquired all of the Bankrupt Debtor's interest in a block located in the Offshore Texas, Mustang Island Area for 18,333 shares of common stock valued at $550,000. In accordance with the agreement, the Company immediately repurchased 556 shares of common stock at $90.00 per share, for a total of $50,000, for payment of administrative expenses in the Bankruptcy proceeding. Under the terms of the agreement, in the event that the daily rate of production from the properties acquired averages at least 5,000 Mcf per day over a complete calendar month the seller has the right to put 5,000 shares of common stock to the Company at $90.00 per share. If the seller fails to exercise such right, the Company has the right to call 5,000 shares of common stock at $90.00 per share. In addition, the Company may be required to issue a maximum of 12,333 additional shares of common stock to the seller based upon the required future development costs associated with the properties acquired, as determined by an independent engineering firm. In addition, the Company purchased $120,000 in secured debt from three of the seller's secured creditors for face value.

On November 22, 2000, the Company exchanged pipeline, meter stations, and related equipment acquired in the Mustang Island transaction for a cash payment of $150,000 and a 20% interest in Mustang Island Gathering, LLC ("the LLC") a
Texas limited liability company and pipeline operator. As part of the transaction, the Company entered into a five year natural gas purchase agreement with the LLC. As a member of the LLC, the Company has been required to guarantee a portion of the LLC's bank debt, which is approximately $1.1 million in the aggregate. At April 30, 2004, the Company's percentage ownership in the LLC was approximately 15%. In addition, any member of the LLC has the right, but not the obligation, to transfer all of its membership units in the LLC to the Company in exchange for shares of its common stock. Under the purchase and sale agreement to the LLC, the Company indemnified the LLC against claims of title. In March, 2004, the LLC settled litigation relating to a claim of title. The Company has agreed to pay the LLC a total of $192,000 for reimbursement of legal and settlement costs. Such costs were paid through the issuance of a $150,000 note payable. The note is payable in monthly installments, with interest at 4.5%, at the rate of $0.03 per MCF of gas purchased, beginning with April, 2004 production. In addition, the Company began paying $42,000, which has been included in accrued liabilities, at the rate of $0.035 per MCF of gas purchased, beginning with March, 2004 production.

                                VTEX Energy, Inc.
                      (Formerly Vector Energy Corporation)
              Notes to Consolidated Financial Statements Continued)
                             April 30, 2004 and 2003

4. Oil and Gas Producing Activities

Set forth below is certain information regarding the aggregate capitalized costs of oil and gas properties, as of April 30, 2004 and 2003, and costs incurred in oil and gas property acquisition, development and exploration activities for the years ended April 30, 2004 and 2003.

                                             April 30, 2004     April 30, 2003
                                             --------------     --------------
Capitalized Costs
   Proved properties                         $   16,026,659     $   1+,629,967
   Unproved properties                                    0                  0
   Accumulated depreciation, depletion
      and amortization                        (   1,294,147)     (   1,031,680)
                                             --------------     --------------
                                             $   14,732,512     $   15,598,287
                                             ==============     ==============


                                              Year Ended         Year Ended
                                             April 30, 2004     April 30, 2003
                                             --------------     --------------
Cost Incurred
   Property acquisitions:
      Proved properties                      $       65,096     $            0
      Unproved properties                                 0                  0
   Development costs                                236,383            218,094
   Exploration costs                                      0                  0
                                             --------------     --------------
                                             $      301,479     $      218,094
                                             ==============     ==============

The following presents the results of operations of oil and gas producing activities for the years ended April 30, 2004 and 2003:

                                              Year Ended         Year Ended
                                             April 30, 2004     April 30, 2003
                                             --------------     --------------

Oil and gas sales                            $    1,358,390     $      552,785
Production costs                              (     751,468)     (     771,220)
Exploration                                               0                  0
Depreciation, depletion and amortization      (     262,467)     (      69,160)
Impairment of oil and gas properties                      0                  0
                                             --------------     --------------
Operating Income                                    344,455      (     287,595)
Income tax                                                0                  0
                                             --------------     --------------
Net Income                                   $      344,455     $(     287,595)
                                             ==============     ==============

5. Notes Payable

Total debt at April 30, 2004 and 2003 consists of the following:

                                             April 30, 2004     April 30, 2003
                                             --------------     --------------

              Lines-of-credit                $    1,939,143     $    2,064,143
              Production payments payable         1,188,518          1,243,518
              Other                                 306,092            161,537

              Less current portion                3,433,753          1,405,055
                                             --------------     --------------
                                             $            0     $    2,064,143
                                             ==============     ==============

                                VTEX Energy, Inc.
                      (Formerly Vector Energy Corporation)
              Notes to Consolidated Financial Statements Continued)
                             April 30, 2004 and 2003

Lines of Credit

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

                                VTEX Energy, Inc.
                      (Formerly Vector Energy Corporation)
              Notes to Consolidated Financial Statements Continued)
                             April 30, 2004 and 2003


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

Effective December 1, 2002, the Company's line of credit was partially assigned to Old Jersey Oil Ventures, L.L.C. ("Old Jersey"), an entity controlled by the brother of the President of the Company. The Bank retained the rights to $250,000 of the line of credit, payable out of 50% of the net profits from specified oil and gas properties owned by the Company and which were pledged against the line of credit. The Bank's rights in the retained debt was senior to those of Old Jersey in the remaining debt.

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

On August 8, 2003, the Company completed a transaction with Wachovia Bank whereby the Company acquired all of the bank's holdings in VTEX Energy, Inc. securities, which consisted of 2,369,033 shares of the Company's common stock, and received cancellation of the $250,000 note payable to the bank in return for a payment of $50,000 and warrants to purchase up to 250,000 shares of the Company's common stock at $0.10 per share until August 8, 2006. The options were valued at $200,000, which approximates their value using a Black-Scholes option pricing model. Such value was included in additional paid in capital.

Under the currently scheduled reductions in the borrowing base, the principal balance outstanding under the line of credit at April 30, 2004 of $1,839,143 will be due at maturity on January 31, 2005.

On April 8, 2004, the Company entered into a $250,000 revolving credit agreement with Hibernia Bank. Interest on the note is payable monthly at a floating rate of Prime plus 1.097%, and was 5.097% at April 30, 2004. The outstanding balance under the note, which was $100,000 at April 30, 2004, is due upon demand.

Certificates of Deposit

At April 30, 2004 and 2003, the Company had certificates of deposit totaling $75,000. Such certificates bore interest at 1.1% at April 30, 2004 and 1.1% at April 30, 2003. The maturity dates of the certificates ranged from June 13, 2004 to March 20, 2005 at April 30, 2004 and from October 17, 2003 to March 20, 2004 at April 30, 2003. The certificates of deposit are collateral for letters of credit, with expiration dates corresponding to the maturity dates of the certificates, issued in favor of governmental agencies in states in which the Company operates wells. It is anticipated that such certificates of deposit and the corresponding letters of credit will be renewed at maturity.

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

                                VTEX Energy, Inc.
                      (Formerly Vector Energy Corporation)
              Notes to Consolidated Financial Statements Continued)
                             April 30, 2004 and 2003

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

Both of the transactions in October 2000 and November 2000 were treated, by the Company, as loans repayable out of production for accounting purposes. Such production loans began accruing interest on January 1, 2001 at a variable rate equal to the rate on the Company's bank debt. At April 30, 2004 and 2003 the rate was 5.25%. Accrued interest on the loans totaled $43,808 and $34,647 at April 30, 2004 and 2003, respectively. The stock issued was booked at its fair market value and treated as a loan cost which was amortized over six months. In January and February of 2004, the Company issued the holders of the production payments 100,000 shares of the Company's common stock in return for their forbearance under the production payments until the earlier of the first month following the month in which the Company has positive cash flow or August 1, 2004. The stock issued was booked at its fair market value of $57,500 and treated as a loan cost which is being amortized over six months.

On December 27, 2000, the Company sold certain interest in 5 wells located in McClain County, Oklahoma and undivided 10% interest in 6 wells located on the Mustang Island Property to Old Jersey Oil Ventures, LLC. for $1,000,000.00. The brother of the President of the Company is a principal in Old Jersey Oil
Ventures,  LLC.  At the same time Old  Jersey  Oil  Ventures  LLC,  as holder of
$591,849.41 in indebtedness owed by the Company, agreed to exchange such indebtedness for 131,522 shares of the Company's common stock. This represented a price of $4.50 per share. On December 27, 2000, the closing price of the common stock was $0.125. Old Jersey Oil Ventures, LLC also exercised warrants to purchase 13,333 shares of the Company's common stock at $3.00 per share. All shares issued to Old Jersey Oil Ventures, LLC. were issued in a private transaction and may only be transferred in a private transaction or pursuant to an applicable exemption to the registration requirements. The Company is under no obligation to register such shares. The proceeds of this transaction were used as follows: $250,000.00 to make payments to general creditors; $300,000.00 to make a principal payment to the lender under the Company's secured indebtedness as a condition to the lender's agreement to enter into the fifth amendment to the credit agreement described above; $50,000 for capital investment on properties owned by the Company in St. Mary's Parish, Louisiana; and $400,000.00 to pay principal and interest due under the Company's credit agreement. Old Jersey Oil Ventures, LLC was entitled to recoup its investment out of future production from the wells in McClain County, Oklahoma and on the Mustang Island Property.

The transaction in December 2000 was treated, by the Company, as a loan repayable out of production for accounting purposes. Such production loan began accruing interest on January 1, 2001 at a variable rate equal to the rate on the Company's bank debt. At April 30, 2004 and 2003 the rate was 5.25%. Accrued interest on the loan totaled $191,376 and $144,180 at April 30, 2004 and 2003, respectively. In March, 2004, the Company issued the holder of the production payment 400,000 shares of the Company's common stock in return for forbearance under the production payment until the earlier of the first month following the month in which the Company has positive cash flow or August 1, 2004. The stock issued was booked at its fair market value of $176,000 and treated as a loan cost which is being amortized over five months.

On December 2, 2002, the Company sold a 12.5% interest in a nonproducing well to a private investor for $20,000. The funds were used to perform a workover on the well. The investor was also entitled to recoup his investment out of future production form the well.

On December 6, 2002, the Company received $4,000 from a private investor to fund contract lease work on the well necessary to vest title to the Company. The investor is also entitled to recoup his investment out of future production, if any, from the well.

On February 19, 2003, the Company sold a 12.5% interest in two nonproducing wells to a private investor. The funds were used to perform workovers on the wells. The investor was also entitled to recoup his investment out of future production from the wells.

                                VTEX Energy, Inc.
                      (Formerly Vector Energy Corporation)
              Notes to Consolidated Financial Statements Continued)
                             April 30, 2004 and 2003


All three of the transactions in December 2002 and February 2003 were treated, by the Company, as loans repayable out of production for accounting purposes. Such production loans accrue interest at a variable rate equal to the rate on the Company's bank debt. At April 30, 2004 and 2003 the rate was 5.25%. Accrued interest on the loans totaled $295 and $873 at April 30, 2004 and 2003, respectively. On February 23, 2004, the Company repurchased the 12.5% interest in the nonproducing wells for $6,846 in cash and 25,000 shares of the Company's common stock valued at $14,250. In addition the Company paid the $55,000 due under the production payments and $3,154 in accrued interest. On March 22, 2004, the Company sold the property, which had been covered by the production payments, for $175,000 in cash, a note receivable for $100,000 and the assumption of $114,409 of the Company's accounts payable.

Other notes payable

Included in other notes are unsecured 10% to 13.6% notes issued to vendors in settlement of accounts payable. Certain of the notes are past their due dates and are due on demand. Such notes had balances totaling $42,850 and $104,608 at April 30, 2004 and 2003, respectively.

Also included is a financing obligation for insurance premiums, payable in monthly installments, with interest at 5.57% and 6.5% at April 30, 2004 and 2003, respectively, through October 2004. Such obligation had a balance of $63,242 and 56,929 at April 30, 2004 and 2003, respectively.

In November, 2003, the Company issued a note payable for the purchase of seismic data. The note is payable in monthly installments, with interest at 6%, and is due August 21, 2004. Such note had a balance of $10,000 at April 30, 2004.

During October and November of 2003, the Company issued a series of 12% notes totaling $40,000 to investors for working capital loans. The Company also issued the investors 40,000 shares of its common stock. The stock issued was recorded at its fair market value of $27,600 and treated as a loan cost which is being amortized over six months. The notes were due on dates ranging from April 29, 2004 to May 26, 2004.

In March, 2004, the Company issued a $150,000 note payable to Mustang Island Gathering, LLC for indemnification of litigation settlement costs. Mustang Island Gathering, LLC purchases the natural gas produced from the Company's Mustang Island property, and the Company is an approximate 15% owner in the LLC. The note is payable in monthly installments, with interest at 4.5%, at the rate of $0.03 per MCF of gas purchased, beginning with April, 2004 production.

6. Income Taxes

The Company has available at April 30, 2004 an approximate $15,000,000 unused operating loss carryforward that may be applied against future taxable income, and that expires in the years 2013 and 2019 through 2024. Temporary deductible tax differences exist between depletion for financial statement purposes and depletion for tax purposes. The tax benefit of unused operating loss carryforwards and deductible temporary differences of approximately $5,000,000 has been offset by a full valuation allowance. The valuation allowance increased by approximately $300,000 for the year ended April 30, 2004.

7. Stockholder's Equity

Preferred Stock

The Company is authorized to issue 3,000 shares of Class A-1 Cumulative Convertible Preferred Stock (Class A-1 Preferred Stock). Class A-1 Preferred Stock was issued for $1,000 per share and is entitled to receive cumulative cash dividends at the annual rate of 8% payable annually in arrears commencing December 1, 2001 when and as declared by the Board of Directors. All shares of Class A-1 Preferred Stock were issued to the Company's secured lender on December 27, 2000 as consideration for the reduction in the Company's secured indebtedness by $3,000,000.00. On January 16, 2003 all shares of the Class A-1 Preferred Stock, and accrued and unpaid dividends in the amount of $510,000 were converted into 2,361,439 shares of the Company's common stock. On August 8, 2003, the Company completed a transaction with Wachovia Bank whereby the Company acquired all of the bank's holdings in VTEX Energy, Inc. securities, which

                                VTEX Energy, Inc.
                      (Formerly Vector Energy Corporation)
              Notes to Consolidated Financial Statements Continued)
                             April 30, 2004 and 2003


consisted of 2,369,033 shares of the Company's common stock, and received cancellation of the $250,000 note payable to the bank in return for a payment of $50,000 and warrants to purchase up to 250,000 shares of the Company's common stock at $0.10 per share until August 8, 2006. The options were valued at $200,000, which approximates their value using a Black-Scholes option pricing model. Such value was included in additional paid in capital.

The Company is authorized to issue 500,000 shares of Class AA-1 Cumulative Convertible Preferred Stock (Class AA-1 Preferred Stock). Class AA-1 Preferred Stock a par value 0f $0.01 per share and is entitled to receive cumulative dividends at the rate of 10% payable annually in shares of Class AA-1 Preferred Stock when and as declared by the Board of Directors. All shares of Class AA-1 Preferred Stock were issued to holders of judgment liens against the Company, in the amount of $395,879, on April 15, 2004 and remain outstanding. The holders of the Class AA-1 Preferred Stock are, upon the liquidation of the Company, entitled to receive $1.00 per share. Alternatively, and at the sole option of the holders, the holders of the Class AA-1 Preferred Stock, upon the liquidation of the Company, may retain the rights provided under the original judgment liens. The Class AA-1 Preferred Stock is redeemable in whole or in part at any time, at the option of the Company, at $1.00 per share. The holders of the Class AA-1 Preferred Stock are entitled to a twenty day written notice of the Company's intent to redeem and the opportunity to convert the Class AA-1 Preferred Stock into common stock of the Company. The Class AA-1 Preferred Stock is convertible into common stock of the Company at any time. Each share of Class AA-1 Preferred Stock is convertible into one share of the Company's common stock, adjusted for stock dividends and stock splits. The Holders of Class AA-1 Preferred Stock have no voting rights except as expressly required by Nevada law. The Class AA-1 Preferred Stock is senior to all other series of preferred stock and all of the Company's common stock.

The Company is authorized to issue 500,000 shares of Class B Preferred Stock, par value $1.00 per share. The holders of Class B Preferred Stock are not entitled to receive any dividends. As of April 30, 2004 and 2003, 500,000 shares of the Class B Preferred Stock were issued and outstanding. The Class B Preferred Stock is redeemable in whole, but not in part, at the option of the Corporation by resolution of the Corporation's Board of Directors at anytime at $1.00 per share. Each share of Class B Preferred Stock has the voting rights equal to 100 shares of the Company's common stock. The holders of Class B shares are entitled to elect at least two directors to the Board of Directors of the Corporation. The holders of Class B Preferred Stock voting as a class will have the right to remove without cause at any time and replace any director such holders have elected.

Common Stock

The Company has 150,000,000 shares of authorized $0.001 par value common stock, of which 5,848,681 and 5,792,646 shares were issued and outstanding at April 30, 2004 and 2003, respectively.

Effective November 15, 2002, Vector Energy Corporation reincorporated into Nevada and changed its name to VTEX Energy, Inc. The reincorporation and name change were accomplished by a merger of Vector Energy Corporation into a new wholly owned subsidiary, VTEX Energy, Inc. One new share of VTEX Energy, Inc. was issued for each 30 shares of Vector Energy Corporation held on November 15, 2002, the effective date for the reincorporation. At the effective date, 2,886,203 shares of VTEX Energy, Inc. were issuable in exchange for the outstanding common stock of Vector Energy Corporation. At April 30, 2004, 3,864,220 shares of common stock of Vector Energy Corporation remain unexchanged. The 128,949 shares of common stock of VTEX Energy, Inc. issuable in exchange for these shares of Vector Energy Corporation have been included in the outstanding common stock of VTEX Energy, Inc. VTEX Energy, Inc. may seek to enforce the mandatory exchange by cancellation of any unexchanged shares.

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

                                VTEX Energy, Inc.
                      (Formerly Vector Energy Corporation)
              Notes to Consolidated Financial Statements Continued)
                             April 30, 2004 and 2003

In October 2000, the Company sold warrants to two investors to purchase 31,687 shares of the Company's common stock at the purchase price of $15.00 per share. These warrants expired in October 2003. In August 2003 the Company issued warrants to the former holder of its line of credit to purchase 250,000 shares of the Company's common stock at a purchase price of $0.10 per share. The warrants expire on August 8, 2006 and are transferable.

The following is a summary of option activity for the years ended April 30, 2004 and 2003.

                                       Weighted                         Weighted
                                        Shares    Average               Average
                                         Under    Exercise    Options   Exercise
                                        Option     Price    Exercisable  Price
                                      ----------- --------  ----------- --------
Options outstanding at April 30, 2002     69,336  $  6.67       69,336  $  6.67
   Options granted                          -         -           -         -
                                      -----------           -----------
Options outstanding at April 30, 2003     69,336     6.67       69,336     6.67
   Options granted                          -         -           -         -
                                      -----------           -----------
Options outstanding at April 30, 2004     69,336  $  6.67       69,336  $  6.67
                                      ===========           ===========

All of the above options are fully vested, and expire during the year ended April 30, 2006.. The options, which were issued at a price equal to or exceeding the market value of the underlying stock on the date of the grant, are not intended to qualify as incentive stock options under Internal Revenue Code
Section 422.

Stock Appreciation Rights

On December 5, 2003, the Company granted stock appreciation rights on 1,000,000 shares of the Company's common stock to a former officer and director of the Company in exchange for the cancellation of $503,975 in debt. Such debt consisted of $397,092 in advances made to the Company and $106,883 in accrued salary. The stock appreciation rights are fully vested, have a grant price of $0.10 per share and expire on December 5, 2013. The exercise price of the stock appreciation rights is equal to the average of the means between the high and low trading prices of the Company's common stock for the ten consecutive trading days immediately preceding the date of exercise. Upon the exercise of the stock appreciation rights, the grantee is due the difference between the exercise price and the grant price multiplied by the number of shares being exercised. The Company, at its sole option, may elect to pay the grantee in shares of the Company's common stock valued at the exercise price. The stock appreciation rights were valued at $240,000, on the date of grant, using a Black-Scholes option pricing model. The difference between the value of the stock appreciation rights and the debt cancelled has been recorded as a contribution of capital. As of April 30, 2004, the grantee has exercised stock appreciation rights on 347,167 shares of the Company's common stock. The Company has elected to pay all of the stock appreciation rights with the issuance of 271,234 shares of the Company's common stock.

8. Concentrations

The Company currently markets the oil and gas production from its properties to four customers, three of which represent sales in excess of 10% of the Company's total oil and gas revenues. These three customers represent approximately 64%, 16% and 15% of the Company's total oil and gas revenues, respectively. During the year ended April 30, 2003 the Company marketed the oil and gas production from its properties to eleven customers, two of which represented sales in excess of 10% of the Company's total oil and gas revenues. These two customers represented approximately 39% and 14% of the Company's total oil and gas revenues, respectively. The availability of oil and gas purchasers, with respect to onshore production, is such, however, that any customer discontinuing purchases from the Company could almost assuredly be replaced by another buyer.

Approximately $37,000,000, or 36%, of estimated future cash flows from proved reserves is related to offshore production from the Company's Mustang Island Block. Available purchasers and transportation facilities are much more limited with respect to this production. The Company has experienced significant delays in the production of its Mustang Island Block because of refusal by a pipeline to purchase its production, or allow its transportation through their facilities. The Company signed a contract with the pipeline for the purchase of its production from the Mustang Island Block and began production in December, 2002.

                                VTEX Energy, Inc.
                      (Formerly Vector Energy Corporation)
              Notes to Consolidated Financial Statements Continued)
                             April 30, 2004 and 2003

9. Related Party Transactions

During the years ended April 30, 2004 and 2003, officers, directors and shareholders of the Company made unsecured advances totaling $7,500 and $412,863, respectively, to the Company. In addition, the Company repaid advances in the amount of $41,963 and $18,000 during the years ended April 30, 2004 and 2003, respectively. The balance due under such advances was $242,406 and $673,961 at April 30, 2004 and 2003, respectively.

On December 5, 2003, the Company granted stock appreciation rights on 1,000,000 shares of the Company's common stock to a former officer and director of the Company in exchange for the cancellation of $503,975 in debt. Such debt consisted of $397,092 in advances made to the Company and $106,883 in accrued salary. The stock appreciation rights are fully vested, have a grant price of $0.10 per share and expire on December 5, 2013. The exercise price of the stock appreciation rights is equal to the average of the means between the high and low trading prices of the Company's common stock for the ten consecutive trading days immediately preceding the date of exercise. Upon the exercise of the stock appreciation rights, the grantee is due the difference between the exercise price and the grant price multiplied by the number of shares being exercised. The Company, at its sole option, may elect to pay the grantee in shares of the Company's common stock valued at the exercise price. The stock appreciation rights were valued at $240,000, on the date of grant, using a Black-Scholes option pricing model. The difference between the value of the stock appreciation rights and the debt cancelled has been recorded as a contribution of capital. As of April 30, 2004, the grantee has exercised stock appreciation rights on 347,167 shares of the Company's common stock. The Company has elected to pay all of the stock appreciation rights with the issuance of 271,234 shares of the Company's common stock.

The Company is obligated under a line of credit to an entity whose principal is the brother of the Company's president. At April 30, 2004 and 2003 the balance due under line of credit was $1,839,143 and $1,814,143, respectively. The line of credit bears interest at the rate of 7.5% and is due on January 31, 2005. Accrued interest on the loan totaled $248,767 and $106,359 at April 30, 2004 and April 30, 2003, respectively.

The Company is obligated under a production payment to an entity whose principal is the brother of the Company's president. At April 30, 2004 and 2003 the balance due under such production payment was $934,518. Such production loan began accruing interest on January 1, 2001 at a variable rate equal to the rate on the Company's bank debt. At April 30, 2004 and 2003 the rate was 5.25%. Accrued interest on the loan totaled $191,376 and $144,180 at April 30, 2004 and April 30, 2003, respectively.

In March, 2004, the Company issued a $150,000 note payable to Mustang Island Gathering, LLC for indemnification of litigation settlement costs. Mustang Island Gathering, LLC purchases the natural gas produced from the Company's Mustang Island property, and the Company is an approximate 15% owner in the LLC. The note is payable in monthly installments, with interest at 4.5%, at the rate of $0.03 per MCF of gas purchased, beginning with April 2004 production.

In March 2004, the Company sold a producing property to a Company controlled by a former officer and director of the Company. Net proceeds from the sale totaled $389,409 and consisted of $175,000 in cash, $100,000in a note receivable, and $114,409 in assumption of the Company's accounts payable. The note receivable had a balance of $67,000 at April 30, 2004.

10. Commitments and Contingencies

Rent expense for the years ended April 30, 2004 and 2003 was $65,124. In June 2001, the Company entered into a long-term lease for office space at an annual rent of $65,124. As of April 30, 2004, future minimum lease payments under this lease were as follows:


                 2005                     $           65,124
                 2006                                 65,124
                 2007                                 21,708
                                          ------------------
                 Total                    $          151,956
                                          ==================

                                VTEX Energy, Inc.
                      (Formerly Vector Energy Corporation)
              Notes to Consolidated Financial Statements Continued)
                             April 30, 2004 and 2003

As a member of Mustang Island Gathering, LLC( the "LLC"), a Texas limited liability company and pipeline operator, the Company has been required to guarantee a portion of the LLC's bank debt, which is approximately $1.1 million in the aggregate.

11. Going Concern

As shown in the financial statements, the Company incurred net losses of approximately $1,000,000 and $2,000,000 for the years ended April 30, 2004 and 2003, respectively. Current liabilities exceeded current assets by approximately $5,222,000 and $4,489,000 at April 30, 2004 and 2003, respectively. Amounts outstanding and payable to creditors are in arrears and the Company is in negotiations with creditors to obtain extensions and settlements of outstanding amounts. Of the $9,877,954 and $9,241,680 in shareholders' equity at April 30, 2004 and 2003, respectively, $14,763,477 and $15,598,287, respectively, is attributable to the Company's investment in oil and gas properties. Management anticipates that significant additional expenditures will be necessary to develop the properties, which consist of only proved reserves, before significant positive operating cash flows will be achieved. These factors are an indication that the Company may be unable to continue in existence.

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

12. Oil and Gas Reserve Information (Unaudited)

The estimates of proved oil and gas reserves utilized in the preparation of the financial statements for the year ended April 30, 2004 were estimated by D.
Raymond  Perry,  Jr.,  a  registered   petroleum  engineer  in  accordance  with
guidelines established by the Securities and Exchange Commission and the Financial Accounting Standards Board, which require that reserve reports be prepared under existing economic and operating conditions with no provision for price and cost escalation except by contractual agreement. All of the Company's reserves are located in the continental United States.

Future prices received for production and future production costs may vary, perhaps significantly, from the prices and costs assumed for purposes of these estimates. There can be no assurance that the proved reserves will be developed within the periods indicated or that prices and costs will remain constant. There can be no assurance that actual production will equal the estimated amounts used in the preparation of reserve projections. In accordance with the Securities and Exchange Commission's guidelines, the Company's internal petroleum engineers' estimates of future net cash flows from the Company's proved properties and the present value thereof are made using oil and natural gas sales prices in effect as of the dates of such estimates and are held constant throughout the life of the properties. Average prices used in estimating the future net cash flows were $32.57 per barrel of oil and $5.50 per Mcf of gas and $29.03 per barrel of oil and $4.43 per Mcf of natural gas at April 30, 2004 and 2003, respectively.

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

                                VTEX Energy, Inc.
                      (Formerly Vector Energy Corporation)
              Notes to Consolidated Financial Statements Continued)
                             April 30, 2004 and 2003


                                                 Oil                Gas
                                               (Bbls)              (Mcf)
                                           --------------      --------------
                                                     (in thousands)
Proved Reserves
Estimated Quantities - April 30, 2002                294             17,077
Sales of Reserves in Place                 (          66)      (        973)
Production                                 (           2)      (        100)
Revisions                                              5              9,405
                                           --------------      --------------
Estimated Quantities - April 30, 2003                231             25,409
Sales of Reserves in Place                          -          (        294)
Production                                 (          10)      (        203)
Revisions                                  (         136)      (      9,396)
                                           --------------      --------------
Estimated Quantities - April 30, 2004                 85             15,516
                                           ==============      ==============

Proved Developed Reserves
April 30, 2003                                       180             20,986
April 30, 2004                                        85             15,516

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves:

                                                       As of April 30,
                                                    2004             2003
                                             ----------------  ----------------
                                                       (in thousands)

Future cash inflows                          $        88,139   $       119,091
Future production costs                       (       11,752)   (        6,980)
Future development costs                      (        4,315)   (        7,712)
                                             ----------------  ----------------
Future net cash flows                                 72,072           104,399
10% annual discount for estimating
   Timing of cash flows                       (       28,294)   (       33,090)
                                             ----------------  ----------------

Standardized measure of discounted
   Future net cash flows                     $        43,778   $        71,309
                                             ================  ================

Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves:

                                                   Year Ended of April 30,
                                                    2004              2003
                                               ---------------  ---------------
                                                        (in thousands)
Standardized measure of discounted
   Future net cash flows, beginning of year    $       71,309   $       29,399

Changes due to operations:
Sales, net of production costs                  (         607)              218
Net change in prices, net of production costs          11,666             9,853
Development costs incurred                                236               218
Change in future development costs              (         482)   (       1,635)
Revisions of quantity estimates                 (      28,334)          33,609
Sales of Reserves                               (       1,047)   (       2,792)
Changes in production rates, timing and other   (      16,094)   (         501)
Accretion of discount                                   7,131            2,940
                                               ---------------  ---------------

Standardized measure of discounted
   Future net cash flows, end of year          $       43,778   $       71,309
                                               ===============  ===============

                                VTEX Energy, Inc.
                      (Formerly Vector Energy Corporation)
              Notes to Consolidated Financial Statements Continued)
                             April 30, 2004 and 2003


On July 13, 2004, the Company entered into an option with CLK Energy, Inc. ("CLK"). Under the option, the Company will purchase from CLK 50% of CLK's interest in the Bayou Choctaw Field, located in the Iberville and West Baton Rouge Parishes. Upon completion of the purchase, the Company has agreed to reimburse CLK for its acquisition costs, as adjusted for intervening operations, and will deliver a commitment to fund future well workover and field development drilling. Under the terms of the option, CLK will be issued warrants to purchase 500,000 shares of the Company's common stock at an exercise price of $ 0.50 per share.

At the exercise of the option in August 2004, the Company will further issue to CLK benefit, warrants to purchase 1,500,000 shares of additional common stock in the Company at an exercise price of $ 0.50 per share. CLK has agreed to combine operations, technical and executive staff within the Company's expanded future operations. In further consideration, the Company will cause to be issued 10% of its then fully diluted common shares to CLK. The Company will expand its Board of Directors to accommodate nomination of certain members of CLK's executive management.

The Company has engaged the services of a broker dealer in order to conduct a private placement in the range of five to seven million dollars. The proceeds from such a private placement would be utilized for general corporate working capital and transaction costs, exercise of the Bayou Choctaw option, drilling and rework costs, and repayment of debt.