Form 10QSB
period 2004-07-31
VTEX ENERGY INC
filed 2004-09-21
CIK 1036265

===============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITITES EXCHANGE ACT OF 1934. For the quarter ended July 31, 2004

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

At Auguast 31, 2004 there were 6,464,240 shares of $0.001 par value common stock outstanding. Such outstanding shares include 122,282 shares issuable in exchange for the remaining 3,664,220 shares of Vector Energy Corporation.

Transitional Small Business Disclosure Format (Check one) Yes |_| No |X|

===============================================================================

                                EXPLANATORY NOTE

         Failure To Obtain A Review Of The Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have not, prior to their filing, been reviewed by an independent public accountant using professional standards and procedures for conducting such reviews, as established by generally accepted auditing standards, as may be modified or supplemented by the Securities and Exchange Commission. The Company is using its best efforts to promptly have the interim financial statements included in this deficient filing reviewed as required. The Company cannot however, predict when the review will be completed, its ultimate scope or its outcome or any possible effect on the Company's financial statements.



                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

The unaudited financial statements of the Company appearing at page F-1 through F-14 hereof are incorporated by reference.

Item 2.     Management's Discussion and Analysis of Financial Condition
                 and Results of operations

     The information in this Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical or present facts, that address activities, events, outcomes and other matters that the Company plans, expects, intends, assumes, believes, budgets, predicts, forecasts, projects, estimates or anticipates (and other similar expressions) will, should or may occur in the future are forward-looking statements. These forward-looking statements are based on management's current belief, based on currently available information, as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in the Company's Annual Report on Form 10-KSB.

     Forward-looking statements may appear in a number of places and include statements with respect to, among other things:

o any proposed acquisition by the Company and/or any related expected results or benefits associated therewith ;

o estimates of the Company's future natural gas and crude oil production, including estimates of any increases in production;

o planned capital expenditures and the availability of capital resources to fund capital expenditures;

o estimates of the Company's gas and oil reserves;

o the impact of U.S. political and regulatory developments;

o the Company's future financial condition or results of operations and future revenues and expenses; and

o the Company's business strategy and other plans and objectives for future operations.


     Forward-looking statements are subject to all of the risks and uncertainties, many of which are beyond the Company's control, incident to the exploration for and acquisition, development, production, marketing and sale of natural gas and crude oil. These risks include, but are not limited to, commodity price volatility, third party interruption of sales to market, inflation, lack of availability of goods and services, environmental risks, drilling and other operating risks, regulatory changes, the uncertainty inherent in estimating proved natural gas and oil reserves and in projecting future rates of production and timing of development expenditures and the other risks described in the Company's Annual Report on Form 10-K.

     Reserve engineering is a subjective process of estimating underground accumulations of natural gas and oil that cannot be measured in an exact way. The accuracy of any reserve estimate depends on the quality of available data and the interpretation of that data by geological engineers. In addition, the results of drilling, testing and production activities may justify revisions of estimates that were made previously. If significant, these revisions would change the schedule of any further production and development drilling. Accordingly, reserve estimates are generally different from the quantities of natural gas and oil that are ultimately recovered.

     Should one or more of the risks or uncertainties described above or elsewhere in this Form 10-Q occur, or should underlying assumptions prove incorrect, the Company's actual results and plans could differ materially from those expressed in any forward-looking statements. The Company specifically disclaims all responsibility to publicly update any information contained in a forward-looking statement or any forward-looking statement in its entirety and therefore disclaims any resulting liability for potentially related damages.

     All forward-looking statements attributable to the Company are expressly qualified in their entirety by this cautionary statement.

Results of Operations

     Comparative results of operations for the three month periods ended July 31, 2004 and 2003 are discussed below.

     Crude oil revenues decreased by 59% from 2003 to 2004, primarily due to a decrease in sales volume from 4,813 barrels to 1,628 barrels. Such decrease is primarily due to the fact that 2003 included a large sale that resulted from pigging operations performed at the Company's Mustang Island Field. In addition, the Company's main oil producing well at its Bateman Lake Field showed production declines in 2004. The sales volume decrease was partially offset by a 20% increase, from $29.27 in 2003 to $35.20 in 2004, in the average sales price per barrel.

     Natural gas revenues increased by 46% from 2003 to 2004, primarily due to a 33% increase in sales volume from 45,974 MCF in 2003 to 60,982 MCF in 2004. Such increase was primarily due to the Company's Mustang Island Field. In addition, the average sales price increased by 10%, from $5.72 per MCF in 2003 to $6.30 per MCF in 2004.

     Production expenses remained essentially unchanged from 2003 to 2004.

     General and Administrative expenses decreased by 23%, from $443,869 in 2003 to $341,753 in 2004. The decrease was primarily due to a reduction in consulting fees incurred by the Company through the issuance of its common stock.

         Depletion expense increased from $46,830 in 2003 to $75,793 in 2004. This 62% increase was primarily due to a decrease in reserve volume estimates from April 30, 2003 to April 30, 2004.

Financial Condition and Capital Resources

     Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations. During the three months ended July 31, 2004 and 2003, the Company reported losses of $232,102 and $329,372, respectively. The Company's continuing negative operating results have produced a working capital deficit of $5,645,585 at July 31, 2004. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's long-term viability as a going concern is dependent on the Company's ability to obtain sources of outside financing to support near term operations and to allow the Company to make strategic investments in new oil and gas prospects and the Company's ability to increase profitability and sustain a cash flow level that will ensure support for continuing operations.

     The Company has a $10 million revolving credit line with an entity controlled by the brother of the Company's president. However, the borrowing base under the revolving credit line is $1,839,143 at July 31, 2004, which is equal to the outstanding balance. The borrowing base cannot be increased without the consent of the lender. The Company also has a 250,000 line of credit with a bank. The outstanding balance under this line of credit is $249,300 at July 31, 2004, and is due upon demand.

     The Company has outstanding production payments in the amount of $1,188,518 at July 31, 2004. The holders of such production payments have agreed to a temporary forbearance of the Company's obligation. If such forbearance is not continued, the Company will be required to remit the revenue from a substantial portion of the Company's production.

     Recently, the State Texas modified the bonding requirements for operators of certain wells. The Company is currently unable to meet these requirements. Continued failure by the Company to meet these requirements could result in the Company's being unable to continue operating its wells until a bond or other satisfactory security can be arranged

     For the past three months, the Company's oil and gas revenues have been sufficient to satisfy its oil and gas operating expenses and general and administrative expenses. The Company has funded the development of its oil and gas properties through additional borrowings under its line of credit and through short term investor notes. Additional equity funding will be required to meet the capital needs of the Company. Any inability of the Company to raise additional capital under such circumstances will limit the development of most of its oil and gas properties and may prevent the Company from meeting its cash requirements. If the wells which are currently being brought into production perform as expected such financing should be available; however, there is no assurance that such financing will in fact be available or that the wells will, in fact, perform as expected. In the absence of such well performance or financing, the company will not be able to meet its financial obligations.

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

     At the exercise of the option the Company will further issue to CLK benefit, warrants to purchase 1,500,000 shares of additional common stock in the Company at an exercise price of $ 0.50 per share. CLK has agreed to combine operations, technical and executive staff within the Company's expanded future operations. In further consideration, the Company will cause to be issued 10% of its then fully diluted common shares to CLK. The Company will expand its Board of Directors to accommodate nomination of certain members of CLK's executive management.

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

                                            Date: September 20, 2004


                                        By  /S/ Stephen F. Noser,
                                            ------------------------------------
                                            Stephen F. Noser
                                            President
                                            Principal Executive Officer

                                            Date: September 20, 2004

                                VTEX Energy, Inc.

                              FINANCIAL STATEMENTS

                                  July 31, 2004

                                   (Unaudited)

                                    CONTENTS



                                                                            Page
                                                              ----

UNAUDITED CONSOLIDATED BALANCE SHEETS                         F-3 to F-4

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME                   F-5

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS               F-6

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS          F-7 to F-14

                                VTEX Energy, Inc.
                           CONSOLIDATED BALANCE SHEET




                                                 July 31, 2004    April 30, 2004
                                                  (Unaudited)       (Audited)
                                                ---------------  ---------------

ASSETS

CURRENT ASSETS
  Cash                                            $    137,816     $    156,575
  Certificates of deposit                               75,000           75,000
  Revenue accounts receivable                          213,706          165,262
  JIB accounts receivable                               49,821           25,865
  Note receivable                                         -              67,000
  Other current assets                                  24,370           82,051
                                                 --------------    ------------
     Total current assets                              500,713          571,751
                                                 --------------    ------------
PROVED OIL AND GAS PROPERTIES, USING THE
  FULL COST METHOD OF ACCOUNTING                    17,216,586       16,763,114


Less accumulated depreciation, depletion,
 amortization and impairment                         1,416,860        1,341,067
                                                ---------------    ------------
Net oil and gas properties                          15,799,726       15,422,047
                                                ---------------    ------------
OTHER ASSETS
  Other property and equipment, less accumulated depreciation of $95,796 and
    $91,720 at July 31, 2004 and April 30,
    2004, respectively                                  37,199           34,941
  Long term accounts receivable                        148,000          148,000
  Deferred loan costs - net                               -             134,350
  Other assets                                          38,277           19,277
                                                ---------------    ------------
     Total other assets                                223,476          336,568
                                                ---------------    ------------
                                                $  16,523,915      $ 16,330,368
                                                ===============    ============

    The accompanying notes are an integral part of the financial statements

                                VTEX Energy, Inc.
                           CONSOLIDATED BALANCE SHEET


                                                 July 31, 2004    April 30, 2004
                                                  (Unaudited)       (Audited)
                                                ---------------  ---------------


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Line of Credit - related party                 $   1,839,143     $   1,839,143
  Line of credit - bank                                249,300          100,000
  Notes payable                                        299,285          306,092
  Production payments payable to related party         934,518          934,518
  Production payments payable                          254,000          254,000
  Accounts payable - trade                             762,702          681,744
  Royalties payable                                    734,189          654,191
  Working interest revenues payable                     84,503           94,232
  Taxes payable                                        201,728          201,478
  Advances from related party                          244,906          242,406
  Accrued interest                                     542,024          486,043
                                                 --------------   --------------
     Total current liabilities                       6,146,298        5,793,847
                                                 --------------   --------------

NONCURRENT LIABILITIES
  Asset retirement obligations                         954,442          940,337
                                                 --------------   --------------
     Total noncurrent liabilities                      954,442          940,337
                                                 --------------   --------------

STOCKHOLDERS' EQUITY
 Preferred stock class AA-1, cumulative
    convertible; $0.01 par value per share,
    500,000 shares authorized; 395,879 shares
    issued and outstanding                               3,959            3,959
 Preferred stock class B, noncumulative
    nonconvertible; $0.001 par value per share,
    500,000 shares authorized; 500,000 shares
    issued and outstanding                              50,000           50,000
 Common stock, $0.001 par value; 150,000,000
    shares authorized; 6,464,240 and 5,848,681
    shares issued and outstanding at July 31,
    2004 and April 30, 2004, respectively                6,464            5,849
  Additional paid-in capital                        29,903,101       29,844,623
  Retained earnings                                (20,540,349)     (20,308,247)
                                                  -------------   --------------
     Total stockholders' equity                      9,423,175        9,596,184
                                                  -------------   --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 16,523,915     $ 16,330,368
                                                  =============   ==============

    The accompanying notes are an integral part of the financial statements

                                VTEX Energy, Inc.
                        CONSOLIDATED STATEMENT OF INCOME


                                                 Three Months      Three Months
                                                     Ended           Ended
                                                 July 31, 2004    April 30, 2004
                                                  (Unaudited)       (Audited)
                                                ---------------  ---------------



REVENUES

  Oil sales                                      $      57,321    $     140,850
  Gas sales                                            384,486          262,818
  Interest Income                                          392              266
                                                ---------------   --------------
      Total revenues                                   442,199          403,934
                                                ---------------   --------------
EXPENSES

  Production taxes                                      45,302           36,680
  Lease operating expense                              135,733          148,672
  Depletion of oil and gas properties                   75,793           46,830
  Accretion expense                                     14,105             -
  Interest expense                                      61,615           57,255
  General and administrative expense                   341,753          443,869
                                                ---------------   --------------
      Total expenses                                   674,301          733,306
                                                ---------------   --------------

NET LOSS                                         $ (   232,102)   $  (  329,372)
                                                ===============   ==============

NET LOSS PER COMMON SHARE
   Basic                                               $ (0.04)         $ (0.06)
                                                      =========        =========

 WEIGHTED AVERAGE NUMBER SHARES OUTSTANDING          6,122,710        5,969,546
                                                 ==============   ==============


    The accompanying notes are an integral part of the financial statements

                                VTEX Energy, Inc.
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                 Three Months      Three Months
                                                     Ended           Ended
                                                 July 31, 2004    April 30, 2004
                                                  (Unaudited)       (Audited)
                                                ---------------  ---------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                      $  (  232,102)  $  (   329,372)
  Adjustments to reconcile net loss to
    net cash used by operating activities:
      Depletion of oil and gas properties              75,793            46,830
      Amortization expense                            134,350              -
      Depreciation expense                              4,076             3,296
      Accretion expense                                14,105              -
      Stock issued for consulting fees                 45,350           291,000
      Stock issued for accounts payable                13,743              -
      Increase in accounts receivable              (   72,400)      (    70,947)
      Decrease in other assets                         58,681              -
      Increase in accounts payable                     80,958            42,361
      Increase in royalties and revenues payable       70,269           292,732
      Increase in other current liabilities            56,231            65,236
                                                ---------------  ---------------
  Net cash provided from operating activities         249,054            341,136
                                                ---------------  ---------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Development Costs Incurred                      (   453,472)      (   131,020)
  Property and equipment, other                   (     6,334)             -
                                                ---------------  ---------------
  Net cash used by investing activities           (   459,806)      (   131,020)
                                                ---------------  ---------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Payments received on note receivable                 67,000              -
  Issuance of notes payable                            50,000            14,948
  Note repayments                                 (    56,807)      (    76,054)
  Borrowings under line of credit                     149,300              -
  Advances from related parties                         2,500              -
  Advances to relaed parties                      (    40,000)             -
  Repayments to related parties                          -          (    18,000)
  Repaymentd from related parties                      20,000              -
  Issuance of common stock                               -               40,000
                                               ---------------   ---------------
  Net cash (used by) provided from
    financing activities                               191,990      (    39,106)
                                               ---------------   ---------------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                            (    18,759)          171,000

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                 156,575            14,542
                                               ---------------   ---------------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                 $     137,816           185,552
                                               ===============   ===============


    The accompanying notes are an integral part of the financial statements

                                VTEX Energy, Inc.
              Notes to Unaudited Consolidated Financial Statements
                                  July 31, 2004

Management's Representation of Interim Financial Information

The accompanying financial statements have been prepared by VTEX Energy, Inc. (The Company) without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. These financial statements should be read in conjunction with the audited financial statements included in the Company's Form 10-KSB, as of April 30, 2004. This quarterly report on From 10QSB as of and for the three months ended July 31, 2004 has been filed without review by an independent accounting firm


Business and Organization

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

Oil and Gas Properties

The Company follows the full cost method of accounting for its oil and gas properties. All costs associated with property acquisition, exploration, and development activities are capitalized in a single, United States cost center. Internal costs directly identified with the acquisition, exploration and development activities of the Company are also capitalized. Capitalized costs are amortized on the unit-of-production basis using proved oil and gas reserves. Capitalized costs are limited to the present value of estimated future net revenues less estimated future expenditures using a discount factor of ten percent. Sales and abandonments of oil and gas properties are treated as reductions of the capitalized cost pool. At July 31, 2004 and April 30, 2004, there were no costs of unproved properties or major development projects included in the capitalized cost pool.

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

                                VTEX Energy, Inc.
        Notes to Unaudited Consolidated Financial Statements (continued)
                                  July 31, 2004

The following is a summary of all significant noncash investing and financing activities and payments made for interest and income taxes for the three months ended July 31, 2004 and 2003:

                                                          2004          2003
                                                       ----------   -----------
Noncash activities:
     Common stock issued for consulting fees           $   45,350   $   291,000
     Stock issued in settlement of accounts payable    $   13,743   $      -

Cash payments:
     Interest                                          $    5,634   $     1,779

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

                                VTEX Energy, Inc.
        Notes to Unaudited Consolidated Financial Statements (Continued)
                                  July 31, 2004


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

At the exercise of the option the Company will further issue to CLK benefit, warrants to purchase 1,500,000 shares of additional common stock in the Company at an exercise price of $ 0.50 per share. CLK has agreed to combine operations, technical and executive staff within the Company's expanded future operations. In further consideration, the Company will cause to be issued 10% of its then fully diluted common shares to CLK. The Company will expand its Board of Directors to accommodate nomination of certain members of CLK's executive management.

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

                                VTEX Energy, Inc.
        Notes to Unaudited Consolidated Financial Statements (Continued)
                                  July 31, 2004

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

Under the currently scheduled reductions in the borrowing base, the principal balance outstanding under the line of credit at July 31, 2004 and April 30, 2004 of $1,839,143 will be due at maturity on January 31, 2005.

On April 8, 2004, the Company entered into a $250,000 revolving credit agreement with Hibernia Bank. Interest on the note is payable monthly at a floating rate of Prime plus 1.097%, and was 5.097% at July 31, 2004 and April 30, 2004. The outstanding balance under the note, which was $ 249,300 and $100,000 at July 31, 2004 and April 30, 2004, respectively, is due upon demand.

                                VTEX Energy, Inc.
        Notes to Unaudited Consolidated Financial Statements (Continued)
                                  July 31, 2004

Certificates of Deposit

At July 31, 2004 and April 30, 2004, the Company had certificates of deposit totaling $75,000. Such certificates bore interest at rates ranging from 0.9% to 1.1% at July 31, 2004 and 1.1% at April 30, 2004. The maturity dates of the certificates ranged from February 8, 2005 to March 20, 2005 at July 31, 2004 and June 13, 2004 to March 20, 2005 at April 30, 2004. The certificates of deposit are collateral for letters of credit, with expiration dates corresponding to the maturity dates of the certificates, issued in favor of governmental agencies in states in which the Company operates wells. It is anticipated that such certificates of deposit and the corresponding letters of credit will be renewed at maturity.

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

                                VTEX Energy, Inc.
        Notes to Unaudited Consolidated Financial Statements (Continued)
                                  July 31, 2004

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

Other notes payable

Included in other notes are unsecured 10% to 13.6% notes issued to vendors in settlement of accounts payable. Certain of the notes are past their due dates and are due on demand. Such notes had balances totaling $42,850 at July 31, 2004 and April 30, 2004.

Also included is a financing obligation for insurance premiums, payable in monthly installments, with interest at 5.57%, through October 2004. Such obligation had a balance of $31,840 and 63,242 at July 31, 2004 and April 30, 2004.

In November, 2003, the Company issued a note payable for the purchase of seismic data. The note is payable in monthly installments, with interest at 6%, and is due August 21, 2004. Such note had a balance of $6,000 and $10,000 at July 31, 2004 and April 30, 2004, respectively.

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

                                VTEX Energy, Inc.
        Notes to Unaudited Consolidated Financial Statements (Continued)
                                  July 31, 2004

Asset Retirement Obligations

Beginning in fiscal 2004, Statement of Financial Accounting Standards No. 143, "Asset Retirement Obligations" ("SFAS 143") requires the Company to recognize an estimated liability for the plugging and abandonment of its oil and gas wells and associated pipelines, platforms, and equipment. Consistent with industry practice, historically the Company had assumed the cost of plugging and abandonment would be offset by salvage value received. This statement requires the Company to record a liability in the period in which its asset retirement obligation ("ARO") is incurred. After initial recognition of the liability, the Company must capitalize an additional asset cost equal to the amount of the liability. In addition to any obligation that arises after the effective date of SFAS 143, upon initial adoption the Company must recognize (1) a liability for any existing ARO's, (2) capitalized cost related to the liability, and (3) accumulated depreciation, depletion and amortization on that capitalized cost adjusting for the salvage value of related equipment.

The estimated liability is based on historical experience in plugging and abandoning wells and associated pipelines, platforms, and equipment, estimated remaining lives of those wells based on reserve estimates and federal and state regulatory requirements. The liability is discounted using an assumed credit-adjusted risk-free rate of 7.5%. Revisions to the liability could occur due to changes in estimates of plugging and abandonment costs, changes in the risk-free rate or remaining lives of the wells, or if federal or state regulators enact new plugging and abandonment requirements. At the time of abandonment, the Company will be required to recognize a gain or loss on abandonment if the actual costs do not equal the estimated costs.


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

                                VTEX Energy, Inc.
        Notes to Unaudited Consolidated Financial Statements (Continued)
                                  July 31, 2004



The Company is authorized to issue 500,000 shares of Class B Preferred Stock, par value $1.00 per share. The holders of Class B Preferred Stock are not entitled to receive any dividends. As of July 31, 2004 and April 30, 2004, 500,000 shares of the Class B Preferred Stock were issued and outstanding. The Class B Preferred Stock is redeemable in whole, but not in part, at the option of the Corporation by resolution of the Corporation's Board of Directors at anytime at $1.00 per share. Each share of Class B Preferred Stock has the voting rights equal to 100 shares of the Company's common stock. The holders of Class B shares are entitled to elect at least two directors to the Board of Directors of the Corporation. The holders of Class B Preferred Stock voting as a class will have the right to remove without cause at any time and replace any director such holders have elected.

Common Stock

The Company has 150,000,000 shares of authorized $0.001 par value common stock, of which 6,464,240 and 5,848,681 shares were issued and outstanding at July 31, 2004 and April 30, 2004.

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

Stock Appreciation Rights

On December 5, 2003, the Company granted stock appreciation rights on 1,000,000 shares of the Company's common stock to a former officer and director of the Company in exchange for the cancellation of $503,975 in debt. Such debt consisted of $397,092 in advances made to the Company and $106,883 in accrued salary. The stock appreciation rights are fully vested, have a grant price of $0.10 per share and expire on December 5, 2013. The exercise price of the stock appreciation rights is equal to the average of the means between the high and low trading prices of the Company's common stock for the ten consecutive trading days immediately preceding the date of exercise. Upon the exercise of the stock appreciation rights, the grantee is due the difference between the exercise price and the grant price multiplied by the number of shares being exercised. The Company, at its sole option, may elect to pay the grantee in shares of the Company's common stock valued at the exercise price. The stock appreciation rights were valued at $240,000, on the date of grant, using a Black-Scholes option pricing model. The difference between the value of the stock appreciation rights and the debt cancelled has been recorded as a contribution of capital. As of July 31, 2004 and April 30, 2004, The grantee has exercised stock appreciation rights on 747,167 and 347,167 shares of the Company's common stock as of July 31, 2004 and April 30, 2004, respectively. The Company has elected to pay all of the stock appreciation rights with the issuance of the Company's common stock.