Form 10KSB/A
period 2004-04-30
VTEX ENERGY INC
filed 2004-09-22
CIK 1036265

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-KSB/A
                                Amendment No. 1

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

Documents Incorporated by Reference: None

     Transitional Small Business Disclosure Format (Check one). Yes No _X_.

                                EXPANATORY NOTE

     We are filing this amendment to our annual report for the year ended April 30, 2004 to update and expand upon Item I - Description of Business section and
Item 2 - Description of Property in Part I and to correct an omission of a shareholder on the beneficial ownership table set forth in Item 11--Security Ownership of Certain Beneficial Owners and Management in Part III..

     Management discovered after year end an error resulting in the failure to record an asset retirement obligation in accordance with SFAS No. 143 as of April 30, 2004. Accordingly, the 2004 financial statements have been restated to record the liability, and an adjustment has been made to retained earnings as of May 1, 2003 to recognize the adoption of SFAS No. 143, which is treated as a change in accounting principle. The effect of the restatement was to increase loss (before cumulative effect of a change in accounting principle) by $65,288, or $0.01 per share. Additional effects of this change are more fully described in Note 7 to the financial statements.

     For convenience and ease of reference we are filing our annual report in its entirety with the applicable changes. Unless otherwise stated, all information contained in this amended report is as of August 13, 2004, the original filing date of our annual report for the year ended April 30, 2004.

PART I........................................................................2

   Item 1.     Description of Business........................................2
     General..................................................................2
     Company Background.......................................................3
     Business Strategy........................................................3
     Going Concern Risk.......................................................4
     Implementation of Business Strategy Dependent on Additional Financing....5
     Competitive Conditions...................................................5
     Risks of the Oil and Gas Industry........................................5
     Dependence upon One or a Few Major Customers.............................6
     Governmental and Environmental Regulations...............................7
     Employees and Consultants................................................7
   Item 2.     Description of Property........................................7
     Properties Acquired......................................................8
     Other Assets............................................................10
     Production Information..................................................11
     Reserve Information.....................................................11
     Oil and Gas Wells.......................................................12
     Oil and gas leaseholds..................................................13
     Office Facilities.......................................................13
   Item 3.     Legal Proceedings.............................................13
   Item 4.     Submission of Matters to a Vote of Security Holders...........13

PART II......................................................................13

   Item 5.     Market for Common Equity and Related Stockholder Matters......13
   Item 6.     Management's Discussion and Analysis..........................14
     Results of Operations...................................................14
     Liquidity and Capital Resources.........................................15
   Item 7.     Financial Statements..........................................19
     Annual Financial Statements.............................................19
   Item 8.   Changes in and Disagreements With Accountants on Accounting
               and Financial Disclosure......................................20

PART III.....................................................................20

   Item 9.     Directors, Executive Officers, Promoters and Control
                 Persons; Compliance With Section 16(a) of the Exchange Act..20
   Section16(a) Beneficial Ownership Compliance..............................21
   Item 10.   Executive Compensation.........................................21
     Summary Compensation Table..............................................21
     Options Granted in 2004 and 2003........................................21
     Options Exercised During 2004 and 2003 and Year End Option Values (1)...22
   Item 11.   Security Ownership of Certain Beneficial Owners and Management.22
   Item 12.   Certain Relationships and Related Transactions.................23
   Item 13.   Exhibits and Reports on Form 8-K...............................24
   Item 14.   Principal Accountant Fees and Services.........................25

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

                                     PART I

Item 1.     Description of Business

General

     VTEX Energy, Inc., a Nevada corporation (the "Company"), is an independent oil and natural gas company engaged in acquiring, exploiting, developing and operating oil and natural gas properties, with a focus on Texas and Louisiana. The Company has one wholly owned subsidiary, Vector Exploration, Inc., and is headquartered in Houston, Texas. The estimated proved oil and natural gas reserves of the Company at April 30, 2004 were 84,000 barrels of crude oil and condensate and 15,516,000 MCF (thousand cubic feet) of natural gas. These reserves have an estimated $44 million in future net cash flow, discounted at 10%, and are all considered to be proved developed. The Company's reserves are located in two fields, Bateman Lake and Mustang Island 818-L.

                                                          Percent of
                                                        April 30, 2004
                                                       Estimated Future     Percent of
                                                        Net Cash Flows      Fiscal 2004
       Field                     Location              Discounted at 10%      Revenue
--------------------    ---------------------------    -----------------    ------------
Bateman Lake            St. Mary Parish, Louisiana           66.62%            19.17%

Mustang Island 818-L    State Waters Offshore Texas          33.38%            65.92%

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

     From its inception through March 2000, the Company consummated a series of oil and gas property acquisitions in Texas, Louisiana and Oklahoma. These acquisitions were funded primarily through the issuance of the Company's stock and the assumption, by the Company, of debt and other liabilities. The properties acquired were a mixture of currently producing properties and properties considered to have future development potential.

     A lack of working capital and the service requirements of the debt assumed by the Company in its acquisitions prevented the Company from fully developing the properties it had acquired. Accordingly, the Company identified those properties that had the most potential for future development, and beginning in July 2002 the Company began selling the rest of its producing oil and gas properties. The proceeds from the property sales allowed the Company to reduce and restructure its debt, while retaining enough capital to begin development of the properties retained.

Business Strategy

     VTEX Energy, Inc. is an independent energy company focused on the acquisition, exploitation, development and operation of oil and natural gas reserves in the United States, primarily in Texas, Louisiana and the Gulf Coast region. The Company has crafted a business model specifically designed to exploit the unique opportunities currently available to small companies in the domestic oil and gas industry. The Company's basic philosophy is that it will maximize potential success by focusing on shallow, less expensive prospects with quality data.

     The Company's projects are focused on low risk development type drilling, recompletions and workovers. Each project is screened looking a depth, seismic data available, surrounding production from similar wells, and proximity to infrastructure. The Company seeks to hold a majority operating interest in the projects, and thus is able to bring its experience and operating philosophy into the project.

     The Company utilizes a risk based economic evaluation that compares high, most likely, and low production and price scenarios to rank projects for investment. The Company's overall business plan employs the same technique for price and production.

     To date, the Company has chosen to focus its acquisition, exploitation, and development activities primarily in the Gulf Coast region. This region is characterized by long-lived reserves with predictable and relatively low production depletion rates, multiple geologic targets that decrease risk, strong natural gas prices, lower service costs than in more competitive or remote areas, a favorable regulatory environment that encourages drilling efforts, and virtually no federal land or land access impediments. Management believes that by continuing to identify projects that fit the Company's investment and production criteria that it has a strategy that will enhance production and cash flow and optimize the use of the Company's investment capital.

     The Company is managed by a small highly experienced team focused on finding and structuring attractive oil and gas investment opportunities and then extracting the maximum value from them. The Company's goal is to create long-term value for our investors by building a significant oil and natural gas reserve base.

     In summary, the Company seeks to acquire and exploit properties with the following characteristics:

         o     primarily Gulf Coast region locations;

         o     an established production history and infrastructure;

         o     multiple productive sands and reservoirs;

         o low current production levels with significant identified proven and potential reserve opportunities;

         o     the opportunity to obtain a majority operating interest.

Going Concern Risk

     The Company has had, and could have, losses, deficits and deficiencies in liquidity, which could impair its ability to continue as a going concern. In Note #7 to its consolidated financial statements, the Company's independent auditors have indicated that certain factors raise substantial doubt about the Company's ability to continue as a going concern. Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations. During the years ended April 30, 2004 and 2003, the Company reported losses of $1,519,790 and $2,015,885, respectively. The Company's continuing negative operating results have produced a working capital deficit of $5,222,094 at April 30, 2004. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's long-term viability as a going concern is dependent on certain factors as follows:

         o The Company's ability to obtain sources of outside financing to support near term operations and to allow the Company to make strategic investments in new oil and gas prospects;
         o The Company's ability to locate attractive development prospects, and coordinate with timely funding that will allow the Company to continue to increase oil and gas reserves and production;
         o The Company's ability to increase profitability and sustain a cash flow level that will ensure support for continuing operations.

Implementation of Business Strategy Dependent on Additional Financing

     The Company must obtain financing to fund the expansion of operations and to meet obligations as they become due. Such outside financing must be provided from the sale of equity or third party financing. Further, the sale of equity securities will dilute our existing shareholders' interests, and borrowings from third parties could result in restrictions on the Company's operations if loan terms increase the Company's debt service requirements. There is no assurance that the Company can obtain financing on favorable terms.

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

Item 2.     Description of Property

Properties Acquired

Bateman Lake

     The Bateman Lake Field is located seven miles south of Morgan City in St. Mary Parish, Louisiana. In 1937, Texaco discovered the field in a widened portion of the Atachafalaya River. By 1950, Sun completed its first well, the Bateman Isle Unit No. 1. As the field was developed, it was determined that hydrocarbon entrapment was due to radial faulting on the flanks of the deep-seated Bateman Lake/Sweet Bay Lake salt dome, along with anticlinal closure on top of the dome. Bateman Lake Field has cumulative production to date of 2.7 trillion cubic feet of natural gas and 58 million barrels of oil and condensate from 272 wells.

     There have been five main productive horizons within the Bateman Lake Field; the G, J, N, W, and X Sands. The N and X Sands are further subdivided into several identifiable zones. All of these are Miocene in age and were formed by various depositional stages of the Mississippi River delta system. Listed below are the average depths and thickness of the aforementioned productive sands in Bateman Lake:

       Sand               Depth, Ft.           Thickness, Ft.
       ----               ----------           --------------
        G                   10,200                   20
        J                   10,400                   10
        N                   10,600                   43
        W                   11,600                   31
        X                   11,650                   37

     The production mechanism varies with each reservoir. The X Sands produce by water drive, while the J, N, and W Sands produce by depletion drive. The G Sand has produced both by water drive and depletion drive, depending on the fault block.

     VTEX Energy, Inc. currently owns Louisiana State Lease No. 1337 covering approximately 3,000 acres of Bateman Lake Field. The Company has conducted an initial review of all well bores located upon its acreage and has identified several viable recompletions and developmental drilling opportunities.

     The Company believes that its Bateman Lake acreage has significant potential reserves in addition to its proved reserves. There are 14 wells located upon its lease and a dozen separate pay zones in the field. A number of the wells located on this acreage have not yet been adequately evaluated.

     Since its acquisition in November 1998, the Company has produced from four different wells in Bateman Lake. The following shows the Company's production history from Bateman Lake:

                        Natural Gas        Oil/Condensate       Gross
     Fiscal Year     Production (MCF)     Production (BBL)     Revenue
     -----------     ----------------     ----------------     --------
       1999               140,469                 710           $276,100
       2000               210,833               2,195           $617,167
       2001               163,270               2,807           $970,540
       2002               141,062               2.229           $501,794
       2003                 9,102                 552           $ 48,596
       2004                36,503               2,312           $260,376

     The Company has recently reached an agreement with WesternGeco, LLC to obtain a license to the 3D seismic data covering State Lease No. 1337. Integrating an interpretation of this data with the field study should greatly enhance the Company's ability to identify opportunities to drill new wells in the established field plays. An offset operator has recently drilled and completed a deep test well on acreage within 8,000 feet of State Lease No. 1337. There is great potential that large reserves are trapped in sands deeper that the X Series Sands. The 3D seismic data will allow the Company to determine if a deep structure exists.

     In May 2004, the Company began a three well workover program at Bateman Lake. All of the workovers have not yet been completed, and the Company is still in the process of evaluating the data obtained. However, the initial well in the program was tested at a production rate of 800 MCF per day, and has been producing at rates varying from 500 MCF per day to 1,300 MCF per day.

Mustang Island 818-L

     On March 7, 2000, the Company closed a purchase and sale agreement with a company that was a debtor in possession in Chapter 11 Bankruptcy. Under the agreement, the Company acquired the Bankrupt Debtor's interest in Block 818-L located in the Offshore Texas, Mustang Island Area less and except a 7.5% net profits interest retained by the Debtor. Since that time, the Company has transferred certain interest in certain wells to third parties and the Company now owns 100% of the leasehold interest and between 85% and 100% of each existing well.

     The Mustang Island Block 818-L consists of 2 leases covering 2170 acres located approximately four miles offshore Kleberg County, Texas in State waters. There are 15 wells located on three 4-pile platforms and one individual well caisson. The field was discovered in 1977 and has produced over 124 billion cubic feet of natural gas. The producing intervals are Frio sands located from 8,500 to 11,900 feet deep. The property was originally produced using a number of techniques that resulted in significant reserves being prematurely abandoned or not fully produced. The company is currently producing five wells from one platform. The Company currently estimates at least 6 Billion cubic feet of remaining recoverable reserves.

     Included in the assets acquired was a 15 mile 20 inch pipeline from the Mustang Island 818-L block to onshore facilities. Subsequent to the acquisition, the Company transferred the pipeline to a Texas limited liability company for cash and an interest in the LLC.

     Shortly after completing the acquisition, the Company performed through the tubing workovers on five of the wells. However, the Company experienced a significant delay in production from these wells because of a refusal by a pipeline to purchase its production, or allow its transportation through their facilities. In December 2002, the Company finally reached an agreement with the pipeline and began production from Mustang Island 818-L. The following shows the Company's production history from the property:

                        Natural Gas        Oil/Condensate       Gross
     Fiscal Year     Production (MCF)     Production (BBL)     Revenue
     -----------     ----------------     ----------------     --------
        2003              37,731                 -             $234,270
        2004             128,367                7,651          $895,436

     The Company is currently seeking an investor to provide $3 million for the reworking of three wells. This will allow for the conversion of approximately 4 Billion cubic feet of reserves from proved developed non-producing to proved developed producing

New Properties

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

Item 7.     Financial Statements

Annual Financial Statements

     The Report of the Independent Registered Public Accounting Firm appearing at page F-3 and the Consolidated Financial Statements and Notes to Consolidated Financial Statements appearing at pages F-4 through F-25 hereof are incorporated herein by reference.

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

          Name and Address                                                                   Amount and Nature        % of
        Of Beneficial Owner                Title of Class           Position or Title     Of Beneficial Ownership     Class
------------------------------------- -------------------------- ------------------------ ------------------------- ----------
Stephen F. Noser                      Common Stock               Director, President            (1)(2)      36,667       0.57%
8303 Southwest Freeway, Suite 950                                Secretary
Houston, Texas 77074                  Class B Preferred Stock    Assistant Treasurer                       250,000      50.00%

Randal B. McDonald, Jr.               Common Stock               Director, CFO                     (3)      10,000       0.15%
8303 Southwest Freeway, Suite 950                                Treasurer
Houston, Texas 77074                                             Assistant Secretary

Eugene A. Noser, Jr.                  Common Stock               N/A                            (1)(4)     664,858      10.29%
90 Broad Street
New York, New York 10004

Ronald E. Reese, M.D.                 Common Stock               N/A                               (5)     864,033      13.37%
1441 Liberty St/, Suite 206
Redding, CA 96001

WDR Capital, Inc.                     Class B Preferred Stock    N/A                                       250,000       0.72%
19607 Piney Point Place
Houston, Texas 77094

All Officers                          Common Stock               N/A                            (1)(6)      46,667       0.72%
And Directors                         Class B Preferred Stock                                              250,000      50.00%

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

                                                Date:    September 21, 2004

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

                                                Date:    September 21, 2004


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

                                                Date:    September 21, 2004

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                         F-11 to F-25

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As more fully described in Note 13, the Company has incurred substantial losses leading to a significant working capital deficit. These and other conditions have created substantial doubt about the Company's ability to continue as a going concern. Management's assessment of these conditions and its plans to alleviate them are also described in Note 13. The accompanying financial statements do not include any adjustments which might be necessary if the Company is unable to continue.

As discussed in Footnote 3 to the financial statements, management discovered after year end an error resulting in the failure to record an asset retirement obligation in accordance with SFAS No. 143 as of April 30, 2004. Accordingly, the 2004 financial statements have been restated to record the liability, and an adjustment has been made to retained earnings as of May 1, 2003 to recognize the adoption of SFAS No. 143, which is treated as a change in accounting principle.

Denver, Colorado

July 13, 2004
 (Except for notes 3 and 7, for which
the date is September 16, 2004)

                                          /s/ Comiskey & Company
                                          PROFESIONAL CORPORATION

                                VTEX Energy, Inc.
                      (Formerly Vector Energy Corporation)
                           CONSOLIDATED BALANCE SHEETS
                             April 30, 2004 and 2003


                                               April 30, 2004  April 30, 2003
                                               --------------  --------------

   ASSETS

                                 CURRENT ASSETS
   Cash                                        $      156,575  $       14,542
   Certificates of deposit                             75,000          75,000
   Revenue accounts receivable                        165,262         186,591
   JIB accounts receivable                             25,865          57,613
   Note receivable                                     67,000            -
   Other current assets                                82,051            -
                                               --------------  --------------

         Total current assets                         571,753         333,746
                                               --------------  --------------

PROVED OIL AND GAS PROPERTIES, USING
   THE FULL COST METHOD OF ACCOUNTING              16,763,114      16,629,967

   Less accumulated depreciation, depletion,
      Amortization, and impairment                  1,341,067       1,031,680
                                               --------------  --------------

         Net oil and gas properties                15,422,047      15,598,287
                                               --------------  --------------

OTHER ASSETS
   Other property and equipment, less accumulated Depreciation of $91,720 and $77,514 at April 30, 2004 and 2003,
   respectively                                        34,941          29,147
   Long term accounts receivable (net of
   allowance for Doubtful accounts
   of $135,119 and $109,969 at April 30, 2004
   and April 30, 2003, respectively)                  148,000         148,000
   Deferred loan costs - net                          134,350            -
   Other assets                                        19,277          19,277
                                               --------------  --------------

         Total other assets                           336,568         196,424
                                               --------------  --------------

         TOTAL ASSETS                          $   16,330,368  $   16,128,457
                                               ==============  ==============


    The accompanying notes are an integral part of the financial statements

                                VTEX Energy, Inc.
                      (Formerly Vector Energy Corporation)
                           CONSOLIDATED BALANCE SHEETS
                             April 30, 2004 and 2003


                                               April 30, 2004  April 30, 2003
                                               --------------  --------------

   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Line of credit - related party              $    1,839,143  $         -
   Line of credit - bank                              100,000            -
   Notes payable                                      306,092         161,537
   Production payments payable to related
      party                                           934,518         934,518
   Production payments payable                        254,000         309,000
   Accounts payable - trade                           681,744       1,519,408
   Royalties payable                                  654,191         492,750
   Working interest revenues payable                   94,232         152,272
   Taxes payable                                      201,478         181,858
   Advances from related parties                      242,406         673,961
   Accrued payroll                                       -            106,883
   Accrued interest                                   486,043         290,447
                                               --------------  --------------

         Total current liabilities                  5,793,847       4,822,634
                                               --------------  --------------

NONCURRENT LIABILITIES
   Line of Credit                                        -          2,064,143
   Asset retirement obligations                       940,337            -
                                               --------------  --------------
         Total noncurrent liabilities                 940,337       2,064,143
                                               --------------  --------------

STOCKHOLDERS' EQUITY
   Preferred stock class AA-1, cumulative convertible; $0.01 par value per share, 500,000 shares authorized; 395,879 shares issued and outstanding
      at April 30,2004                                  3,959            -
   Preferred stock class B, noncumulative
      nonconvertible; $1 par value per share,
      500,000 shares authorized; 500,000
      shares issued and outstanding                    50,000          50,000
   Common stock, $0.001 par value per share;
      150,000,000 shares authorized;
      5,848,681 and 5,792,646 shares issued
      and outstanding at April 30, 2004 and
      2003, respectively                                5,849           5,793
   Additional paid-in capital                      29,844,623      27,723,542
   Retained earnings                            (  20,308,247)   ( 18,537,655)
                                               --------------   -------------

         Total stockholders' equity                 9,596,184       9,241,680
                                               --------------   -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $   16,330,368   $  16,128,457
                                               ==============   =============


     The accompanying notes are an integral part of the financial statements

                                VTEX Energy, Inc.
                      (Formerly Vector Energy Corporation)
                        CONSOLIDATED STATEMENTS OF INCOME
                       Years Ended April 30, 2004 and 2003




                                                 Year Ended      Year Ended
                                               April 30, 2004  April 30, 2003
                                               --------------  --------------

REVENUES
   Oil Sales                                   $      300,162  $       55,700
   Gas Sales                                        1,058,228         488,075
   Production byproducts                                 -              9,010
   Other income                                         7,000            -
   Interest Income                                      1,142           2,846
                                               --------------  --------------

         Total Revenues                             1,366,532         555,631
                                               --------------  --------------

EXPENSES
   Production taxes                                   151,853          67,218
   Lease operating expense                            599,615         704,002
   Depletion of oil and gas properties                274,528          69,160
   Accretion expense                                   53,227            -
   Interest expense and amortization
     of loan costs                                    336,653         204,328
   General and administrative expense               1,535,734       1,526,808
                                               --------------  --------------

         Total expenses                             2,951,610       2,571,516
                                               --------------  --------------
Net Loss Before Cumulative Effect of Change
   in Accounting Principle                      (   1,585,078)  (   2,015,885)

Cumulative Effect on Prior Years (to
   April 30, 2003) of a Change in
   Accounting Principle                         (     185,514)           -
                                               --------------   -------------

Net Loss Before Preferred Dividend              (   1,770,592)  (   2,015,885)

Preferred Stock Dividend                                 -            170,000
                                               --------------  --------------

NET LOSS AVAILABLE TO COMMON
   SHAREHOLDERS                                $(   1,770,592) $(   2,185,885)
                                               ==============  ==============

NET LOSS PER SHARE - BASIC
   Net Loss Before Cumulative Effect of
     Change in Accounting Principle            $(        0.31) $(        0.64)
                                               ==============  ==============
   Cumulative Effect on Prior Years (to
     April 30, 2003) of a Change in
     Accounting Principle                      $(        0.04) $           -
                                               ==============  ==============
   Net Loss Available to Common Shareholders   $(        0.35) $(        0.64)
                                               ==============  ==============
WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING                               5,040,289       3,391,933
                                               ==============  ==============




     The accompanying notes are an integral part of the financial statements

                                VTEX Energy, Inc.
                      (Formerly Vector Energy Corporation)
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                       Years Ended April 30, 2004 and 2003

                                                 Year Ended      Year Ended
                                               April 30, 2004  April 30, 2003
                                               --------------  --------------

CASH FLOWS FROM OPERATING ACTIVITIES

   Net Loss                                    $(   1,770,592) $(   2,015,885)
   Adjustments to reconcile net loss to net
    cash used by operating activities
     Cumulative effect of change in
       accounting principle                           185,514            -
     Depletion of oil and gas properties              274,528          69,160
     Amortization expense                             126,750             -
     Depreciation expense                              14,206          14,981
     Accretion expense                                 53,227             -
     Stock issued for consulting fees                 642,142         845,500
     Stocl issued for accounts payable
       settlement                                     103,778            -
     Stock issued for employee bonus                     -             11,000
     Note payable issued for litigation
       settlement                                     150,000            -
     Decrease in certificates of deposit                 -             25,000
     (Increase) decrease in accounts receivable        53,077   (     116,238)
     Increase in other assets                   (      82,051)  (       9,924)
     Increase in accounts payable                      16,215          78,525
     Increase in royalties and revenues payable       161,410         149,635
     Increase in other current liabilities            215,216         163,184
                                               --------------  --------------
Net cash (used by) provided from operating
 activities                                           143,420  (     785,062)
                                               --------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES

 Development costs incurred                     (     236,383)  (     218,094)
 Sale of oil and gas properties                       185,000         982,695
 Purchase of oil and gas properties             (       6,846)           -
 Property and equipment, other                  (      20,000)           -
                                               --------------  --------------
Net cash (used by) provided from investing
 activities                                     (      78,229)        764,601
                                               --------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES

 Payments received on note receivable                  33,000            -
 Issuance of notes payable                            184,356         325,956
 Note repayments                                (     189,801)  (     217,095)
 Borrowings under production payments                    -             59,000
 Repayment of production payments               (      55,000)           -
 Borrowings on lines of credit                        125,000         205,000
 Payment on lines of credit                     (      50,000)  (     917,261)
 Advances from related parties                          7,500         430,863
 Repayment of advances to related parties       (      41,963)  (      18,000)
 Issuance of common stock                              63,750          64,999
                                               --------------  --------------
Net cash (used by) provided from financing
 activities                                            76,842   (      66,538)
                                               --------------  --------------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                               142,033   (      86,999)

CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                                 14,542         101,541
                                               --------------  --------------

CASH AND CASH EQUIVALENTS,
   END OF PERIOD                               $      156,575  $       14,542
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


     The accompanying notes are an integral part of the financial statements

                                VTEX Energy, Inc.
                      (Formerly Vector Energy Corporation)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                       Years Ended April 30, 2004 and 2003


                                     Preferred Stock              Common Stock
                             ------------------------------  -----------------------
                             Price                                                                                   Total
                              Per   Number                    Number                    Retained       Paid       Stockholder's
                             Share Of Shares     Amount      of shares     Amount       Earnings     in capital     Equity
                             ----- --------- -------------- ----------- ------------ -------------- ------------- -------------

Consideration for the
  Acquisition of oil and
  Gas properties in
  February, 2004              0.57                               25,000           25                      14,225        14,250

Stock issued under stock
  Appreciation rights in
  February, 2004                                                100,000          100                 (       100)         -

Issued for consulting
  Services in March, 2004     0.50                              140,000          140                      69,760        69,900

Issued for deferred loan costs
  in March, 2004              0.44                              400,000          400                     175,600       176,000

Consideration for the
  Acquisition of oil and
  Gas properties in
  March, 2004                 0.44                              100,000          100                      43,900        44,000

Issued for consulting
  Services in April, 2004     0.55                              205,000          205                     112,545       112,750

Stock issued under stock
  Appreciation rights in
  April, 2004                                                   100,000          100                 (       100)         -

Preferred stock issued in
  Settlement of accounts
  Payable in April, 2004            395,879          3,959                                               391,920       395,879

Net loss                                                                               ( 1,770,592)                ( 1,770,592)

                                   --------- -------------- ----------- ------------ -------------- ------------- -------------
Balances as of
April 30, 2004                      895,879  $      53,959    5,848,681 $      5,849 $ (20,308,247) $ 29,844,623  $  9,596,184
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

                                VTEX Energy, Inc.
                      (Formerly Vector Energy Corporation)
              Notes to Consolidated Financial Statements Continued)
                             April 30, 2004 and 2003

3. Restatement of Financial Statements

Management discovered after year end an error resulting in the failure to record an asset retirement obligation in accordance with SFAS No. 143 as of April 30, 2004. Accordingly, the 2004 financial statements have been restated to record the liability, and an adjustment has been made to retained earnings as of May 1, 2003 to recognize the adoption of SFAS No. 143, which is treated as a change in accounting principle. The effect of the restatement was to increase loss (before cumulative effect of a change in accounting principle) by $65,288, or $0.01 per share. Additional effects of this change are more fully described in Note 7 to the financial statements.


4. Acquisitions of Oil and Gas Properties

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

5. Oil and Gas Producing Activities

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
                                             ==============     ==============

6. Notes Payable

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

7. Asset Retirement Obligations

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

                                VTEX Energy, Inc.
                      (Formerly Vector Energy Corporation)
              Notes to Consolidated Financial Statements Continued)
                             April 30, 2004 and 2003

The adoption of SFAS 143 resulted in a May 1, 2003 cumulative effect adjustment to record (1) a $736,455 increase in the carrying value of proved properties,
(2) a $34,859 increase in accumulated depletion, (3) a $887,110 increase in noncurrent liabilities, and (4) a $185,514 one-time cumulative effect loss.

A reconciliation of the Company's liability for the year ended April 30, 2004, is as follows:

Beginning asset retirement obligations              $        -
   Liability from SFAS 143 adoption                       887,110
   Accretion expense                                       53,227
                                                    --------------
Ending asset retirement obligations                 $     940,337
                                                    ===============

The following tables illustrate the effect on the asset retirement obligations liability, net loss and earnings per share if the Company had adopted the provisions of SFAS No. 143 on May 1, 2002. The pro forma amounts are calculated using current information, assumptions and interest rates as of May 1, 2003

                                               April 30, 2003
                                               --------------
Asset retirement obligations                    $   836,896

                                                 Year Ended
                                               April 30, 2003
                                               --------------
Net Loss
   As reported                                 $ (2,185,885)
   Pro forma                                   $ (2,239,162)
Basic EPS
   As reported                                 $      (0.64)
   Pro forma                                   $      (0.66)

8. Income Taxes

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

9. Stockholder's Equity

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

10. Concentrations

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

11. Related Party Transactions

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

12. Commitments and Contingencies

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

13. Going Concern

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


15. Subsequent Event

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