Form 10QSB/A
period 2003-07-31
VTEX ENERGY INC
filed 2004-10-14
CIK 1036265

===============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-QSB/A
                                Amendment No. 1

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

                                EXPLANATORY NOTE

     We are filing this amendment to our quarterly report for the quarter ended July 31, 2003 to correct an error resulting in the failure to record an asset retirement obligation in accordance with SFAS No. 143. Accordingly, the July 31, 2003 financial statements have been restated to record the liability, and an adjustment has been made to retained earnings as of May 1, 2003 to recognize the adoption of SFAS No. 143, which is treated as a change in accounting principle. The effect of the restatement was to increase loss (before cumulative effect of a change in accounting principle) by $15,365. Additional effects of this change are more fully described in the notes to the financial statements.

     For convenience and ease of reference we are filing our quarterly report in its entirety with the applicable changes. Unless otherwise stated, all information contained in this amended report is as of September 19, 2003, the original filing date of our quarterly report for the quarter ended July 31, 2003.


                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

     The unaudited financial statements of the Company appearing at page F-1 through F-13 hereof are incorporated by reference.

Item 2.     Management's Discussion and Analysis or Plan of Operation

     On July 31, 2003 and April 30, 2003, The Company had working capital deficits of $4,568,151 and $4,488,888, respectively. These were primarily due to net payables assumed in the acquisition of oil and gas properties, and the classification of the Company's production payments as current. The Company has begun to settle many of the assumed payables for a combination of cash and the Company's common stock. Management believes that they will be able to continue this.

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

     Both of the transactions in October 2000 and November 2000 were treated, by the Company, as loans repayable out of production for accounting purposes. Such production loans began accruing interest on January 1, 2001 at a variable rate equal to the rate on the Company's bank debt. At July 31, 2003 and April 30, 2003, the rate was 5.25%. Accrued interest on the loans totaled $35,855 and $32,547 at July 31, 2003 and April 30, 2003, respectively. The stock issued was booked at its fair market value and treated as a loan cost, which was amortized over six months.

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

     The transaction in December 2000 was treated, by the Company, as a loan repayable out of production for accounting purposes. Such production loan began accruing interest on January 1, 2001 at a variable rate equal to the rate on the Company's bank debt. At July 31, 2003 and April 30, 2003 the rate was 5.25%. Accrued interest on the loan totaled $158,910 and $146,543 at July 31, 2003 and April 30, 2003, respectively.

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

     All three of the transactions in December 2002 and February 2003 were treated, by the Company, as a loans repayable out of production for accounting purposes. Such production loans accrue interest at a variable rate equal to the rate on the Company's bank debt. At July 31, 2003 and April 30, 2003 the rate was 5.25%. Accrued interest on the loans totaled $1,654 and $873 at July 31, 2003 and April 30, 2003, respectively.

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

     On February 11, 2003 the Company amended and restated the terms of its credit agreement with Old Jersey. The amended and restated agreement changed the interest rate on the line of credit to a fixed rate of 7.50%, increased the borrowing base to $2,500,000, and extended the maturity date to January 31, 2005. Under the terms of the amended and restated agreement, the borrowing base will decrease by $10,000 per month beginning April 30, 2003. If at any time the amount outstanding under the line of credit exceeds the borrowing base, the Company must make a mandatory principal prepayment in an amount equal to the excess. The amended and restated agreement did not effect the $250,000 interest retained by the bank

     In July, 2003, the Company sold 125,000 shares of restricted common stock to a private investor for $40,000.

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

                                            Date: October 14, 2004


                                        By  /S/ Stephen F. Noser,
                                            ------------------------------------
                                            Stephen F. Noser
                                            President
                                            Principal Executive Officer

                                            Date: October 14, 2004

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

UNAUDITED CONSOLIDATED STATEMENT OF INCOME                    F-5

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS                F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                    F-7 to F-13

                               VTEX Energy, Inc.
                           CONSOLIDATED BALANCE SHEET
                                  July 31, 2003
                                   (Unaudited)



                                                   July 31, 2003  April 30, 2003
                                                    (Unaudited)     (Audited)
                                                    ------------   ------------
ASSETS

CURRENT ASSETS
  Cash                                              $    185,552   $     14,542
  Certificates of deposit                                 75,000         75,000
  Revenue accounts receivable                            250,833        186,591
  JIB accounts receivable                                 64,318         57,613
                                                    ------------   ------------
     Total current assets                                575,703        333,746
                                                    ------------   ------------
PROVED OIL AND GAS PROPERTIES, USING THE
  FULL COST METHOD OF ACCOUNTING                      17,497,442     16,629,967


Less accumulated depreciation, depletion,
  amortization and impairment                          1,078,510      1,031,680
                                                    ------------   ------------
Net oil and gas properties                            16,382,015     15,598,287
                                                    ------------   ------------
OTHER ASSETS
  Other property and equipment, less accumulated
    depreciation of $80,811 and $77,514 at
    July 31, 2003 and April 30, 2003, respectively        25,851         29,147
  Long term accounts receivable (net of allowance
    for doubtful accounts of $109,969 at
    July 31, 2003 and April 30, 2003)                    148,000        148,000
  Other assets                                            19,277         19,277
                                                    ------------   ------------
     Total other assets                                  193,128        196,424
                                                    ------------   ------------
                                                    $ 17,150,846   $ 16,128,457
                                                    ============   ============

    The accompanying notes are an integral part of the financial statements

                               VTEX Energy, Inc.
                           CONSOLIDATED BALANCE SHEET
                                  July 31, 2003
                                   (Unaudited)

                                                   July 31, 2003  April 30, 2003
                                                    (Unaudited)     (Audited)
                                                    ------------   ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable                                    $    100,432    $    161,537
  Production payments payable to related party          934,518         934,518
  Production payments payable                           309,000         309,000
  Accounts payable - trade                            1,561,765       1,519,408
  Royalties payable                                     613,400         492,750
  Working interest revenues payable                     324,354         152,272
  Taxes payable                                         191,618         181,858
  Advances from related party                           655,961         673,961
  Accrued payroll                                       106,883         106,883
  Accrued interest                                      345,923         290,447
                                                  -------------    ------------
     Total current liabilities                        5,143,854       4,822,634
                                                  -------------    ------------

NONCURRENT LIABILITIES
  Line of Credit                                      2,064,143       2,064,143
  Asset retirement obligations                          900,417            -
                                                  -------------    ------------
     Total Noncurrent Liabilities                     2,964,560       2,064,143
                                                  -------------    ------------
STOCKHOLDERS' EQUITY
  Preferred stock class B, noncumulative
    nonconvertible; $0.001 par value per share,
    500,000 shares authorized; 500,000 shares
    issued and outstanding                               50,000          50,000
Common stock, $0.001 par value; 150,000,000
    shares authorized; 6,663,646 and 5,792,646
    shares issued and outstanding at July 31, 2003
    and April 30, 2003, respectively                      6,664           5,793
  Additional paid-in capital                         28,053,671      27,723,542
  Retained earnings                                 (19,067,903)    (18,537,655)
                                                  -------------    ------------
     Total stockholders' equity                       9,042,432       9,241,680
                                                  -------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $  17,150,846    $ 16,128,457
                                                  =============    ============

    The accompanying notes are an integral part of the financial statements

                               VTEX Energy, Inc.
                        CONSOLIDATED STATEMENT OF INCOME


                                                        Three Months Ended
                                                   ----------------------------
                                                   July 31, 2003  July 31, 2002
                                                    (Unaudited)     (Unaudited)
                                                   -------------   ------------

REVENUES

  Oil sales                                        $    140,850    $     51,540
  Gas sales                                             262,818         124,420
  Production byproducts                                    -              4,577
  Interest Income                                           266             522
                                                   ------------    ------------
      Total revenues                                    403,934         181,059
                                                   ------------    ------------
EXPENSES

  Production taxes                                       36,680          11,584
  Lease operating expense                               148,672         155,835
  Depletion of oil and gas properties                    48,888          71,893
  Accretion expense                                      13,307            -
  Interest expense                                       57,255          58,192
  General and administrative expense                    443,869         656,625
                                                   ------------    ------------
      Total expenses                                    748,671         954,129
                                                   ------------    ------------

Net Loss Before Cumulative Effect of Change
  In Accounting Principle                            (  329,372)     (  773,070)

Cumulative Effect on Prior Years (to
  April 30, 2003) of a Change in Accounting
  Principle                                          (  185,514)           -
                                                   ------------    ------------
Net Loss Before Preferred Dividend                   (  530,251)     (  773,070)

Preferred Dividend                                         -             60,000
                                                   ------------    ------------
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS          $ (  530,251)   $ (  833,070)
                                                   ============    ============


NET LOSS PER COMMON SHARE - BASCI
   Net Loss Before Cumulative Effect of Change
     in Accounting Principle                            $ (0.06)        $ (0.45)
                                                        ========        ========
   Cumulative Effect on Prior Years (to
     April 30, 2003) of a Change in Accounting
     Principle                                          $ (0.03)        $   -
                                                        ========        ========

   Net Loss Available to Common Shareholders            $ (0.09)        $ (0.45)
                                                        ========        ========

 WEIGHTED AVERAGE NUMBER SHARES OUTSTANDING           5,969,546       1,864,924
                                                   ============    ============


    The accompanying notes are an integral part of the financial statements

                               VTEX Energy, Inc.
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                        Three Months Ended
                                                   ----------------------------
                                                   July 31, 2003  July 31, 2002
                                                    (Unaudited)     (Unaudited)
                                                   -------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                         $ (  530,251)   $ (  773,070)
  Adjustments to reconcile net loss to
    net cash used by operating activities:
      Cumulative effect of change in accounting
         principle                                      185,514            -
      Depletion of oil and gas properties                48,888          71,893
      Depreciation expense                                3,296           3,776
      Accretion expense                                  13,307            -
      Stock issued for consulting fees                  291,000         495,500
      Increase in accounts receivable                (   70,947)     (    3,692)
      Increase in accounts payable                       42,361         128,572
      Increase in royalties and revenues payable        292,732          20,702
      Increase in accrued dividends payable                -             60,000
      Increase in other current liabilities              65,236          27,888
                                                   ------------    ------------
  Net cash provided from operating activities           341,136          31,569
                                                   ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Development Costs Incurred                         (  131,020)     (   61,803)
                                                   ------------    ------------
  Net cash used by investing activities              (  131,020)     (   61,803)
                                                   ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of notes payable                              14,948            -
  Note repayments                                    (   76,054)     (   20,387)
  Payments on lines of credit                              -         (   36,234)
  Repayment to related parties                       (   18,000)           -
  Issuance of common stock                               40,000            -
                                                   ------------    ------------
         Net cash used by financing activities       (   39,106)     (   56,621)
                                                   ------------    ------------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                  171,010      (   86,855)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                    14,542         101,541
                                                   ------------    ------------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                    $    185,552    $     14,686
                                                   ============    ============


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

Oil and Gas Properties

The Company follows the full cost method of accounting for its oil and gas properties. All costs associated with property acquisition, exploration, and development activities are capitalized in a single, United States cost center. Internal costs directly identified with the acquisition, exploration and development activities of the Company are also capitalized. Capitalized costs are amortized on the unit-of-production basis using proved oil and gas reserves. Capitalized costs are limited to the present value of estimated future net revenues less estimated future expenditures using a discount factor of ten percent. Sales and abandonments of oil and gas properties are treated as reductions of the capitalized cost pool. At July 31, 2003 and April 30, 2003, there were no costs of unproved properties or major development projects included in the capitalized cost pool.

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

                                VTEX Energy, Inc.
        Notes to Unaudited Consolidated Financial Statements (continued)
                                  July 31, 2003

The following is a summary of all significant noncash investing and financing activities and payments made for interest and income taxes for the three months ended July 31, 2003 and 2002.

                                                          2003           2002
                                                          ----           ----
Noncash activities:
   Common stock issued for consulting fees          $    291,000  $     495,500
   Stock issued in settlement of accounts payable   $      -      $      39,000
Cash Payments:
   Interest                                         $      1,779  $      39,349

Restatement of Financial Statements

Management discovered after year end an error resulting in the failure to record an asset retirement obligation in accordance with SFAS No. 143 as of April 30, 2004. Accordingly, the July 31, 2003 financial statements have been restated to record the liability, and an adjustment has been made to retained earnings as of May 1, 2003 to recognize the adoption of SFAS No. 143, which is treated as a change in accounting principle. The effect of the restatement was to increase loss (before cumulative effect of a change in accounting principle) by $15,365. Additional effects of this change are more fully described in "Asset Retirement Obligations".

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

Certificates of Deposit

At July 31, 2003 and April 30, 2003, the Company had certificates of deposit totaling $75,000. Such certificates bore interest at 1.1% and mature at dates ranging from October 17, 2003 to March 20, 2004. The certificates of deposit are collateral for letters of credit, with expiration dates corresponding to the maturity dates of the certificates, issued in favor of governmental agencies in states in which the Company operates wells. It is anticipated that such certificates of deposit and the corresponding letters of credit will be renewed at maturity.


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

                                VTEX Energy, Inc.
        Notes to Unaudited Consolidated Financial Statements (Continued)
                                  July 31, 2003


Both of the transactions in October 2000 and November 2000 were treated, by the Company, as loans repayable out of production for accounting purposes. Such production loans began accruing interest on January 1, 2001 at a variable rate equal to the rate on the Company's bank debt. At July 31, 2003 and April 30, 2003, the rate was 5.25%. Accrued interest on the loans totaled $35,855 and $32,547 at July 31, 2003 and April 30, 2003, respectively. The stock issued was booked at its fair market value and treated as a loan cost, which was amortized over six months.

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

The transaction in December 2000 was treated, by the Company, as a loan repayable out of production for accounting purposes. Such production loan began accruing interest on January 1, 2001 at a variable rate equal to the rate on the Company's bank debt. At July 31, 2003 and April 30, 2003 the rate was 5.25%. Accrued interest on the loan totaled $158,910 and $146,543 at July 31, 2003 and April 30, 2003, respectively.

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

All three of the transactions in December 2002 and February 2003 were treated, by the Company, as a loans repayable out of production for accounting purposes. Such production loans accrue interest at a variable rate equal to the rate on the Company's bank debt. At July 31, 2003 and April 30, 2003 the rate was 5.25%. Accrued interest on the loans totaled $1,654 and $873 at July 31, 2003 and April 30, 2003, respectively.

Notes Payable

Other notes payable at July 31, 2003 and April 30, 2003 consisted of $71,737 and $104608, respectively, in unsecured 9% to 18% notes issued to vendors in settlement of accounts payable. Certain of the notes are past their due dates and are due on demand. Also included is a financing obligation for insurance premiums, payable in monthly installments, with interest at 6.5%, through October 2003. The balance of such obligation was $28,695 and $56,929 at July 31, 2003 and April 30, 2003, respectively.

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

The following table describes all changes to the Company's ARO liability:

                                               Three Months Ended July 31,
                                            --------------------------------
                                                   2003             2002
                                            --------------   ---------------
Beginning asset retirement obligations       $       -        $      -
   Liability from SFAS 143 adoption               887,110            -
   Accretion expense                               13,307            -
                                            --------------   ---------------
Ending asset retirement obligations          $    900,417     $      -
                                            ==============   ===============

Stockholder's Equity

Common Stock

The Company has 150,000,000 authorized shares of $0.001 par value common stock. At July 31, 2003 and April 30, 2003, 6,663,646 and 5,792,646 shares of common stock were issued and outstanding, respectively.

In July, 2003, the Company sold 125,000 shares of restricted common stock to a private investor for $40,000.

During the three months ended July 31, 2003, the Company issued 746,000 of its common stock, valued at $291,000, in exchange for consulting services.

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

The Company is authorized to issue 500,000 shares of Class B Preferred Stock, par value $0.001 per share. Class B Preferred Stock is senior to any and all capital stock. The holders of Class B Preferred Stock are not entitled to receive any dividends. As of July 31, 2003 and April 30, 2003, 500,000 shares of the Class B Preferred Stock were issued and outstanding. The Class B Preferred Stock is redeemable in whole, but not in part, at the option of the Company by resolution of the Company's Board of Directors at anytime at $1.00 per share. Each share of Class B Preferred Stock has the voting rights equal to 100 shares of the Company's common stock. The holders of Class B shares are entitled to elect at least two directors to the Board of Directors of the Corporation. The holders of Class B Preferred Stock voting as a class will have the right to remove without cause at any time and replace any director such holders have elected.

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

Also outstanding at July 31, 2003 and April 30, 2003 are warrants for the purchase of 31,687 shares of the Company's common stock at a purchase price of $15.00 per share. The warrants expire on October 19, 2003 and are transferable.