Form 10QSB/A
period 2004-07-31
VTEX ENERGY INC
filed 2004-10-20
CIK 1036265

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

        Yes  |X|  No  |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

        Yes  |_|  No  |X|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

        As of July 31, 2004, there were 6,464,240 shares of common stock, $0.001 par value, outstanding.

Transitional Small Business Disclosure Format (Check one).

        Yes  |_|  No  |X|

                                VTEX ENERGY, INC.
                                  FORM 10-QSB/A
                       FOR THE QUARTER ENDED JULY 31, 2004

                                EXPLANATORY NOTE

     We are filing this amendment to our quarterly report for the quarter ended July 31, 2004 to update and expand upon Item 2 -Management's Discussion and Analysis of Financial Condition and Results of Operations in Part I and to update Item 1 - Financial Statements in Part I to reflect a review by an independent registered public accounting firm using professional standards and procedures for conducting such reviews, as established by U.S. generally accepted auditing standards, as may be modified or supplemented by the Securities and Exchange Commission ("SEC").

     For convenience and ease of reference we are filing our quarterly report in its entirety with the applicable changes. Unless otherwise stated, all information contained in this amended report is as of September 20, 2004, the original filing date of our quarterly report for the quarter ended July 31, 2004.

                                      INDEX
                                                                     PAGE
PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

          Consolidated Balance Sheets                                  3
               as of July 31, 2004 (Restated) and April 30, 2004

          Consolidated Statements of Operations                        5
               for the Three Months Ended July 31, 2004 (Restated) and 2003

          Consolidated Statements of Cash Flow                         6
               for the Three Months Ended July 31, 2004 (Restated) and 2003

          Notes to Consolidated Financial Statements                   7

     Item 2. Management's Discussion and Analysis of Financial        15
          Condition and Results of Operations

     Item 3. Procedures and Controls                                  20

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings                                        21

     Item 2. Changes in Securities and Use of Proceeds                21

     Item 3. Defaults Upon Senior Securities                          21

     Item 4. Submission of Matters to a Vote of Security Holders      21

     Item 5. Other Information                                        21

     Item 6. Exhibits and Reports on Form 8-K                         21

SIGNATURES                                                            22

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                VTEX ENERGY, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                 July 31, 2004    April 30, 2004
                                                 --------------   --------------
                                                   Unaudited
                                                    Restated
                                                    --------

    ASSETS

 CURRENT ASSETS
    Cash                                         $     137,816    $     156,575
    Certificates of deposit                             75,000           75,000
    Accounts receivable, trade                         213,706          165,262
    Joint interest billings receivable                  49,821           25,865
    Note receivable                                       -              67,000
    Advances to related parties                           -              10,000
    Other current assets                                23,370           82,051
                                                 --------------   --------------
         Total current assets                          499,713          581,753
                                                 --------------   --------------

 OIL AND NATURAL GAS PROPERTIES - Full
    cost method of accounting                       17,330,911       16,883,114

    Less accumulated depreciation,
       depletion, amortization,
       and impairment                             (  1,416,860)    (  1,341,067)
                                                 --------------   --------------
          Oil and natural gas
             properties, net                        15,914,051       15,542,047
                                                 --------------   --------------

 OTHER ASSETS
    Other property and equipment, less
       accumulated depreciation of $95,796
       and $91,720 at July 31, 2004 and
       April 30, 2004, respectively                     37,199           34,941
    Long term accounts receivable (net of
       allowance for doubtful accounts of
       $135,119 at July 31, 2004 and
       April 30, 2004)                                    -              28,000
    Deferred loan costs, net of accumulated
       amortization of $261,100 and $126,750
       at July 31, 204 and April 30, 2004,
       respectively                                     15,700          134,350
    Other assets                                       234,277           19,277
                                                 --------------   --------------
          Total other assets                           287,176          216,568
                                                 --------------   --------------
TOTAL ASSETS                                     $  16,700,940    $  16,340,368
                                                 ==============   ==============




     The accompanying notes are an integral part of the financial statements

                                VTEX ENERGY, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                 July 31, 2004    April 30, 2004
                                                 --------------   --------------
                                                   Unaudited
                                                    Restated
                                                    --------

    LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
    Line of credit - related party               $   1,839,143    $   1,839,143
    Line of credit - bank                              249,300          100,000
    Notes payable                                      299,285          306,092
    Production payments payable - related party        934,518          934,518
    Production payments payable                        254,000          254,000
    Accounts payable - trade                           766,690          681,744
    Royalties payable                                  734,189          654,191
    Working interest revenues payable                   84,503           94,232
    Taxes payable                                      201,728          201,478
    Advances from related parties                      244,906          252,406
    Accrued interest                                   542,024          486,043
                                                 --------------   --------------
          Total current liabilities                  6,150,286        5,803,847
                                                 --------------   --------------

 NONCURRENT LIABILITIES
    Asset retirement obligations                       986,490          940,337
                                                 --------------   --------------
          Total noncurrent liabilities                 986,490          940,337
                                                 --------------   --------------
 STOCKHOLDERS' EQUITY
    Preferred stock class AA-1, cumulative
       convertible; $0.01 par value per
       share, 500,000 shares authorized;
       395,879 shares issued and outstanding             3,959            3,959
    Preferred stock class B, noncumulative
       nonconvertible; $0.001 par value per
       share, 500,000 shares authorized;
       500,000 shares issued and outstanding               500              500
    Common stock, $0.001 par value per share;
       150,000,000 shares authorized; 6,464,240
       and 5,848,681 shares issued and
       outstanding at July 31, 2004 and
       April 30, 2004, respectively                      6,464            5,849
    Additional paid-in capital                      30,167,601       29,894,123
    Accumulated deficit                           ( 20,614,360)    ( 20,308,247)
                                                 --------------   --------------
          Total stockholders' equity                 9,564,164        9,596,184
                                                 --------------   --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $  16,700,940    $  16,340,368
                                                 ==============   ==============





     The accompanying notes are an integral part of the financial statements

                                VTEX ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                   Three Months Ended July 31,
                                                 -------------------------------
                                                      2004             2003
                                                      ----             ----
                                                    Restated

REVENUES
   Oil sales                                     $      57,321    $     140,850
   Natural gas sales                                   384,486          262,818
   Other Income                                          6,429              266
                                                 --------------   --------------
         Total Revenues                                448,236          403,934
                                                 --------------   --------------

EXPENSES
   Production taxes                                     45,302           36,680
   Lease operating expense                             135,733          148,672
   Depletion expense                                    75,793           48,888
   Accretion expense and revisions                      46,153           13,307
   Interest expense                                     61,615           57,255
   General and administrative expense                  389,753          443,869
                                                 --------------   --------------
         Total expenses                                754,349          748,671
                                                 --------------   --------------

Loss Before Cumulative Effect of Change
   in Accounting Principle                        (    306,113)    (    344,737)

Cumulative Effect of Change in Accounting
   Principle                                              -        (    185,514)
                                                 --------------   --------------
NET LOSS                                         $(    306,113)   $(    530,251)
                                                 ==============   ==============

NET LOSS PER SHARE - Basic and Diluted
   Loss Before Cumulative Effect of Change
      in Accounting Principle                    $(       0.05)   $(       0.06)
   Cumulative Effect of Change in Accounting
      Principle                                            -       (       0.03)
                                                 --------------   --------------
   Net Loss                                      $(       0.05)   $(       0.09)
                                                 ==============   ==============

WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING                                6,122,710        5,969,546
                                                 ==============   ==============




     The accompanying notes are an integral part of the financial statements

                                VTEX Energy, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)


                                                   Three Months Ended July 31,
                                                 -------------------------------
                                                      2004             2003
                                                      ----             ----
                                                    Restated

 CASH FLOWS FROM OPERATING ACTIVITIES
    Net Loss                                     $(    306,113)   $(    530,251)
    Adjustments to reconcile net loss to net
       cash provided by operating activities
          Cumulative effect of change in
             accounting principle                         -             185,514
          Depletion expense                             75,793           48,888
          Amortization expense                         134,350             -
          Depreciation expense                           4,076            3,296
          Bad debt expense                              28,000             -
          Accretion expense and revisions               46,153           13,307
          Common stock issued for services              45,350          291,000
          Common stock issued to settle
             accounts payable                           13,743             -
          Advances to related party applied to
             travel costs                               20,000             -
    Changes in operating assets and liabilities
          Increase in accounts receivable, trade  (     72,400)    (     70,947)
          Decrease in other assets                      58,681             -
          Increase in accounts payable                  69,246           42,361
          Increase in royalties and revenues
             payable                                    70,269          292,732
          Increase in other current liabilities         56,231           65,236
                                                 --------------   --------------
Net cash provided by operating activities              243,379          341,136
                                                 --------------   --------------

 CASH FLOWS FROM INVESTING ACTIVITIES
    Development costs incurred                    (    447,797)    (    131,020)
    Property and equipment, other                 (      6,334)            -
    Payments received on note receivable                67,000             -
    Advances to related party                     (     30,000)            -
    Payments received of advances to
       related party                                    20,000             -
                                                 --------------   --------------
Net cash used in investing activities             (    397,131)    (    131,020)
                                                 --------------   --------------

 CASH FLOWS FROM FINANCING ACTIVITIES
    Borrowings on notes payable                         50,000           14,948
    Repayments of notes payable                   (     56,807)    (     76,054)
    Borrowings on lines of credit                      149,300             -
    Repayments of advances from related parties   (      7,500)    (     18,000)
    Issuance of common stock                              -              40,000
                                                 --------------   --------------
Net cash provided by (used in)
   financing activities                                134,993     (     39,106)
                                                 --------------   --------------

 NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                          (     18,759)         171,010

 CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD                                156,575           14,542
                                                 --------------   --------------

 CASH AND CASH EQUIVALENTS,
    END OF PERIOD                                $     137,816    $     185,552
                                                 ==============   ==============



     The accompanying notes are an integral part of the financial statements

                                VTEX Energy, Inc.
              Notes to Unaudited Consolidated Financial Statements
                                  July 31, 2004


Note 1. Management's Representation of Interim Financial Information

The accompanying consolidated financial statements have been prepared by management of VTEX Energy, Inc. (Formerly Vector Energy Corporation), a Nevada corporation (together with its subsidiary, Vector Exploration, Inc., the "Company" without audit pursuant to the rules and regulations of the SEC. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments that, in the opinion of management, are necessary for the fair presentation of the financial position and results of operations of the Company. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended April 30, 2004, which are included in the Company's Form 10-KSB/A filed with the SEC on September 22, 2004.

Business and Organization

The Company was incorporated under the laws of the State of Texas on June 18, 1998 as Vector Energy Corporation. Effective November 15, 2002, the Company was reincorporated into Nevada. The reincorporation was effected by the merger of Vector Energy Corporation with and into a newly created wholly owned subsidiary VTEX Energy, Inc., a Nevada corporation, which became the surviving entity. The Company is primarily engaged in the acquisition, development, production and exploration of oil and natural gas properties in the United States.


Going Concern

For the year ended April 30, 2004 our independent registered public accounting firm issued a going concern opinion. As shown in the financial statements, the Company has historically incurred net losses from operations and has incurred net losses of approximately $306,000 and $530,000 for the three months ended July 31, 2004 and 2003, respectively, and losses are expected to be incurred in the near term. Current liabilities exceeded current assets by approximately $5,651,000 and $5,222,000 at July 31, 2004 and April 30, 2004, respectively, and the accumulated deficit is approximately $20,614,000 at July 31, 2004. Amounts outstanding and payable to creditors are in arrears and the Company is in negotiations with creditors to obtain extensions and settlements of outstanding amounts. Management anticipates that significant additional expenditures will be necessary to develop the Company's properties, which consist primarily of proved reserves that are non-producing, before significant positive operating cash flows will be achieved and without outside investment from the sale of equity securities or debt financing our ability to execute our business plan will be limited. These factors are an indication that the Company may be unable to continue in existence.

Management's plans to alleviate these conditions include the renegotiation of certain trade payables, settlements of debt amounts with stock, deferral of certain scheduled payments, and sales of properties, as considered necessary by management. In addition, management is pursuing business partnering arrangements for the acquisition and development of additional properties as well as debt and equity funding through private placements

The accompanying consolidated financial statements are prepared as if the Company will continue as a going concern. The consolidated financial statements do not contain adjustments, including adjustments to recorded assets and liabilities, which might be necessary if the Company were unable to continue as a going concern.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of VTEX Energy, Inc. and its wholly owned subsidiary, Vector Exploration, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

Restatement

Subsequent to filing on Form 10QSB for the quarterly period ended July 31, 2004, management of the Company determined that certain errors had occurred as of and during the three months ended July 31, 2004 that required adjustment. During July 2004, 500,000 warrants were issued to CLK which were not fair valued. It was determined that these warrants had a fair value of $215,000 using the Black Scholes option pricing model and was recorded as an increase in long-term other assets to be capitalized as oil and natural gas properties upon the exercise of the oil and natural gas purchase option or expensed if the option expires unexercised. Additionally, during June 2004 the Company approved the issuance of 20,000 shares of common stock and 10,000 warrants as consideration to investors in 12% notes payable aggregating $50,000. The fair value of these equity instruments was $15,700 and was recorded as accrued liabilities and deferred loan costs to be amortized to expense over the life of the note. In evaluating the Company's ARO it was determined that the interest rate used to discount the value of the ARO required adjusting. Accordingly, an adjustment of $32,048 was required and was recorded as an increase in the ARO and as a charge to expense recorded within accretion and revisions expense. An advance to a related party of $20,000 was utilized to reimburse travel costs and has been charged to general and administrative expense. Additionally, a long-term account receivable of $28,000 from a former related party was deemed to be uncollectible and was charged to expense. Furthermore, it was determined that a $120,000 production note receivable recorded as part of an allocation of the acquisition purchase price of Mustang Island should have been recorded as part of the oil and natural gas properties acquired. The Company reclassed this amount to oil and natural gas properties. The effect of the above adjustments increased the net loss by $74,011 to $(306,113) and increased the net loss per share by $0.01 per share to $(0.05).

Certain amounts within prior period statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on net loss or net equity.

Changes in Accounting Principles

Effective May 1, 2003, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations," which requires a liability for an asset retirement obligation to be recorded at its fair value in the period in which the obligation is incurred and a corresponding increase in the carrying amount of the related long-lived asset (see Note 6).

Revenue Recognition

The Company recognizes oil and natural gas revenue from its interests in producing wells as oil and natural gas is produced and sold from those wells. Oil and natural gas sold by the Company is not significantly different from the Company's share of production.

Oil and Natural Gas Properties

The Company follows the full cost method of accounting for its oil and natural gas properties. All costs associated with property acquisition, exploration, and development activities are capitalized in a single cost center all located within the United States. Internal costs directly identified with the acquisition, exploration and development activities of the Company are also capitalized. Capitalized costs are amortized on the unit-of-production basis using proved oil and natural gas reserves. Capitalized costs are subject to a "ceiling test" and limited to the present value of estimated future net revenues less estimated future expenditures using a discount factor of ten percent. Should capitalized costs exceed the present value of our reserves discounted at ten percent the excess is charged to operations. Once incurred, an impairment of oil and natural gas properties is not recoverable at a later date. Impairment of oil and natural gas properties is assessed on a quarterly basis in conjunction with our quarterly filings with the Securities and Exchange Commission. Sales of proved and unproved oil and natural gas properties are treated as reductions of the capitalized cost pool, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves. At July 31, 2004 and April 30, 2004, there were no costs of unproved properties or major development projects included in the capitalized cost pool. The depletion rates per Mcfe for the three months ended July 31, 2004 and 2003 were $1.07 and $0.65, respectively.

Other Property and Equipment

Other property and equipment of the Company consists primarily of computer equipment, vehicles and furniture and fixtures, which are depreciated over estimated useful lives, ranging from three to seven years, on a straight-line basis.

Deferred Loan Costs

Deferred loan costs consist of direct costs of securing financing and includes primarily loan origination fees, extension fees, and legal costs to prepare loan documents. These costs are capitalized and amortized over the life of the loan on a straight line basis.

Asset Retirement Obligations

The Company records a liability for legal obligations associated with the retirement of tangible long-lived assets in the period in which they are incurred in accordance with SFAS No. 143. The Company adopted this policy effective May 1, 2003, using a cumulative effect approach to recognize transition amounts for asset retirement obligations ("ARO"), asset retirement costs and accumulated accretion and depletion. Under this method, when liabilities for dismantlement and abandonment costs, excluding salvage values, are initially recorded the carrying amount of the related oil and natural gas properties are increased. Accretion of the liability is recognized each period using the interest method of allocation, and the capitalized cost is depleted over the useful life of the related asset. Revisions to such estimates are recorded as adjustments to the ARO liability, capitalized asset retirement costs and charges to operations during the periods in which they become known (see
Note 6).

Stock-Based Compensation

The Company accounts for stock based compensation to employees under the fair value method prescribed SFAS No. 123, "Accounting for Stock-Based Compensation." Under the fair value method, compensation cost is measured at the grant date of each common stock option or warrant awarded based on the fair value of the award and is recognized over the vesting period, which is usually the service period. For common stock options and warrants, fair value is determined using an option-pricing model that takes into account the common stock market price at the grant date, the exercise price, the expected life of the common stock option or warrant, the market volatility of the underlying common stock, and the risk-free interest rate over the expected life of the common stock option or warrant. The fair value of a common stock option or warrant is estimated at the grant date and is not subsequently adjusted for changes in the assumptions used.

Loss Per Share

Loss per share has been calculated using the weighted average number of shares outstanding. Outstanding warrants and other potentially dilutive securities have been excluded from the calculation of loss per share, as their effect would be anti-dilutive. At July 31, 2004, there are 250,000 warrants and 52,833 stock appreciation rights that are potentially dilutive common shares. There were no potentially dilutive common shares at July 31, 2003.

Income Taxes

The Company  accounts  for income  taxes under the  provisions  of SFAS No. 109,
"Accounting for Income Taxes," which provides for an asset and liability approach for accounting for income taxes. Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences, using currently enacted tax laws, attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. Management determined that it is more likely than not that NOL's accumulated during prior years of in excess of $15,000,000 will not be recoverable. Accordingly, a valuation allowance has been provided for the full value of its net tax assets.

Statement of Cash Flows

For purposes of the consolidated statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash and cash equivalents.

The following is a summary of all significant noncash financing activities and payments made for interest for the three months ended July 31, 2004 and 2003, respectively.

         Supplemental Disclosures of Cash Flow Information:
                                                           2004         2003
                                                           ----         ----
Cash Payments
   Interest                                           $     5,634   $     1,779

Noncash financing activities
   Common stock issued for services                   $    45,350   $   291,000
   Common stock issued to settle accounts payable     $    13,743   $      -
   Common stock warrants issued for option to
      purchase oil and natural gas properties         $   215,000          -

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from these estimates.

Significant estimates include volumes of oil and natural gas reserves used in calculating depreciation, depletion and amortization of proved oil and natural gas properties, asset retirement obligations, bad debts, contingencies and litigation. Oil and natural gas reserve estimates, which are the basis for unit-of-production depletion and the ceiling test, have numerous inherent uncertainties. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, testing, and production subsequent to the date of the estimate may justify revision of such estimate (positive or negative). Accordingly, reserve estimates are most often different from the quantities of oil and natural gas that are ultimately recovered. In addition, reserve estimates are vulnerable to changes on wellhead prices of crude oil and natural gas. Such prices have been volatile in the past and can be expected to be volatile in the future.

Note 3.  Certificates of Deposit

At July 31, 2004 and April 30, 2004, the Company had certificates of deposit totaling $75,000. Such certificates bore interest at rates ranging from 0.9% to 1.1% at July 31, 2004 and 1.1% at April 30, 2004. The maturity dates of the certificates ranged from February 8, 2005 to March 20, 2005. The certificates of deposit are collateral for letters of credit, with expiration dates corresponding to the maturity dates of the certificates, issued in favor of governmental agencies in states in which the Company operates wells. It is anticipated that such certificates of deposit and the corresponding letters of credit will be renewed at maturity.

Note 4.  Acquisitions of Oil and Natural Gas Properties

On July 13, 2004, the Company entered into an option with CLK Energy, Inc. ("CLK"). Under the option, the Company has the right to purchase from CLK 50% of their interest in the Bayou Choctaw Field, located in the Iberville and West Baton Rouge Parishes for $1,250,000 and the assumption of a production payment of $1,500,000 payable contingent upon reaching 110% of payout of the Company's investment. The Company's investment is comprised of its original purchase price (as defined), value of common stock and warrants issued as purchase price consideration, and its commitment to fund $5,000,000 of workover and well development costs. Upon exercise of the option and completion of the purchase, the Company has agreed to reimburse CLK for its acquisition costs, as adjusted for intervening operations, and will deliver a commitment to fund future well workover and field development drilling totaling $5,000,000, as defined. Under the terms of the option, CLK will be issued warrants to purchase 500,000 shares of the Company's common stock at an exercise price of $0.50 per share. Such warrants have a fair value of $215,000which has been recorded as a noncurrent asset. Upon exercise of the option, such amount will be included in oil and natural gas properties as a component of the purchase price. If the option expires, the Company will expense the fair value of the warrants during the period in which the option expires. The option expires on October 31, 2004.

In the event that the Company elects to exercise this option, it will issue to CLK, warrants to purchase 1,500,000 shares of additional common stock in the Company at an exercise price of $0.50 per share. CLK has indicated that it will combine operations, technical and executive staff within the Company's expanded future operations. In further consideration, the Company would issue 10% of its then fully diluted common shares to CLK and expand its Board of Directors to accommodate nomination of certain members of CLK's executive management.

Note 5.  Debt

Total debt at July 31, 2004 and April 30, 2004 consists of the following:

                                          July 31, 2004    April 30, 2004
                                         --------------    --------------

       Lines-of-credit                   $   2,088,443     $   1,939,143
       Production payments payable           1,188,518         1,188,518
       Other notes payable                     299,285           306,092
                                         --------------    --------------
                                             3,576,246         3,433,753
       Less current portion             (    3,576,246)     (  3,433,753)
                                        ---------------    --------------
                                        $        -         $      -
                                        ===============    ==============

Lines of Credit

The Company has a $10 million revolving credit line with an entity controlled by the brother of the Company's president. The borrowing base under the revolving credit line is $1,839,143 at July 31, 2004, which is equal to the outstanding balance and cannot be increased without the consent of the lender. The line of credit is secured by all of the Company's oil and natural gas properties and bears interest at the rate of 7.5%. Accrued interest on the line of credit totaled $283,534 and $248,767 at July 31, 2004 and April 30, 2004, respectively. Under the currently scheduled reductions in the borrowing base, the principal balance and unpaid interest will be due at maturity on January 31, 2005.

On April 8, 2004, the Company entered into a $250,000 revolving credit agreement with Hibernia Bank. Interest on this note is payable monthly at a floating rate of prime plus 1.097%, and was 5.097% at July 31, 2004 and April 30, 2004. The outstanding balance under the note, which was $249,300 and $100,000 at July 31, 2004 and April 30, 2004, respectively, is due upon demand.

Other Notes Payable

Included in other notes payable are unsecured 10% to 13.6% notes issued to vendors in settlement of accounts payable. Certain of the notes are past their due dates and are due on demand. These notes totaled $42,850 at July 31, 2004 and April 30, 2004, respectively.

Also included in other notes payable is a financing obligation for insurance premiums, payable in monthly installments, with interest at 5.57%, through October 2004. Such obligation had a balance of $31,840 and $63,242 at July 31, 2004 and April 30, 2004 respectively.

In November, 2003, the Company issued a note payable for the purchase of seismic data. The note is payable in monthly installments, with interest at 6%, and matured on August 21, 2004 and was paid in full. Such note had a balance of $6,000 and $10,000 at July 31, 2004 and April 30, 2004, respectively.

During October and November of 2003, the Company issued a series of 12% notes totaling $40,000 to investors for working capital loans. The Company also issued the investors 40,000 shares of its common stock. The stock issued was recorded at its fair market value of $27,600 and treated as deferred loan cost which is being amortized over six months. The notes were due on dates ranging from April 29, 2004 to May 26, 2004. The Company and the investors are currently holding discussions on extending the term of the notes. The outcome of these discussions will most likely depend on whether or not the Company exercises its rights under the option to acquire oil and natural gas properties from CLK.

In March, 2004, the Company issued a $150,000 note payable to Mustang Island Gathering, LLC (the "LLC") for indemnification of litigation settlement costs. Mustang Island Gathering, LLC purchases the natural gas produced from the Company's Mustang Island property, and the Company is an approximate 10% owner in the LLC. The note is payable in monthly installments, with interest at 4.5%, at the rate of $0.03 per MCF of natural gas purchased, beginning with April 2004 production The balance due under the note was $128,595 and $150,000 at July 31, 2004 and April 30, 2004, respectively.

During June of 2004, the Company issued a series of 12% notes totaling $50,000 to investors for working capital purposes. The Company also provided for the issuance to the investors of 20,000 shares of its common stock with a fair value of $10,600 and warrants to purchase 10,000 shares of the Company's common stock at $0.50 per share with a fair value of $5,100 which expire on June 18, 2006. As of July 31, 2004, due to the common stock and warrants not being issued the fair value of these equity securities has been accrued as a liability and recorded as deferred loan costs. Interest on the notes is payable quarterly and the principal balances are due on June 18, 2005.

Production Payments Payable

During October and November of 2000, the Company issued 31,687 shares of its common stock and undivided working interests, ranging from 3.7% to 4.4%, in three nonproducing wells in the Mustang Island Field to private investors for total cash consideration of $254,000. The proceeds were used to fund development of the wells. The investors are entitled to recoup their investment out of 100% of the future production, if any, from the wells. These transactions were treated, by the Company, as loans repayable out of production from designated wells for accounting purposes. The stock issued was recorded at its fair market value as a loan cost which has been fully amortized. The production loans began accruing interest on January 1, 2001 at 5.25% and accrued interest on the loans totaled $47,464 and $44,103 at July 31, 2004 and April 30, 2004, respectively.

Although certain of the wells covered by the production loans have been producing, the Company has not made any principal payments under the loans. In January and February of 2004, the Company issued the holders of the production loans 100,000 shares of the Company's common stock in return for their forbearance under the production loans until the earlier of the first month following the month in which the Company has positive cash flow or August 1, 2004. The stock issued was booked at its fair market value of $57,500 and treated as deferred loan cost which is being amortized over six months.
Forbearance under the production loans has continued under a verbal agreement between the Company and the holders of the loans while discussions are being held on restructuring the terms of the loans. The outcome of these discussions will most likely depend on whether or not the Company exercises its rights under the option to acquire oil and natural gas properties from CLK.

In December 2000, the Company issued an undivided 10% interest in six wells located in the Mustang Island Field to Old Jersey Oil Ventures, LLC for cash consideration of $1,000,000. The brother of the President of the Company is a principal in Old Jersey Oil Ventures, LLC. Old Jersey Oil Ventures, LLC is entitled to recoup its investment out of future production from the wells in the Mustang Island Field. The transaction was treated, by the Company, as a loan repayable out of production from designated wells for accounting purposes. The production loan began accruing interest on January 1, 2001 at 5.25% and accrued interest on the loan totaled $203,743 and $191,376 at July 31, 2004 and April 30, 2004, respectively. The balance due under the production loan was $934,518 at July 31, 2004 and April 30, 2004. In March, 2004, the Company issued Old Jersey Oil Ventures, LLC 400,000 shares of the Company's common stock in return for forbearance under the production payment until the earlier of the first month following the month in which the Company has positive cash flow or August 1, 2004. The stock issued was booked at its fair market value of $176,000 and treated as a loan cost which is being amortized over five months. Forbearance under the production loan has continued under a verbal agreement between the Company and Old Jersey Oil Ventures, LLC while discussions are being held on restructuring the terms of the loans. The outcome of these discussions will most likely depend on whether or not the Company exercises its rights under the option to acquire oil and natural gas properties from CLK.

Note 6.  Asset Retirement Obligations

Beginning in fiscal 2004, SFAS No. 143 requires the Company to recognize an estimated liability for the plugging and abandonment of its oil and natural gas wells and associated pipelines, platforms, and equipment. This statement requires the Company to record a liability in the period in which its asset retirement obligation ("ARO") is incurred. Upon initial recognition of the liability, the Company must capitalize a corresponding asset cost equal to the amount of the liability. Upon adoption of SFAS No. 143 the Company recognized
(1) a liability for any existing ARO's, (2) corresponding capitalized cost related to the liability, (3) accumulated depreciation, depletion and amortization on that capitalized cost, and (4) a cumulative effect of accounting change.

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

The adoption of SFAS No. 143 was effective beginning May 1, 2003 and resulted in an adjustment to record (1) an $887,110 ARO, (2) a $736,455 increase in the carrying value of proved properties, (3) a $34,859 increase in accumulated depletion, and (4) a $185,514 one-time cumulative effect of change in accounting principle.

The following table describes all changes to the Company's ARO liability:

                                                  Three Months Ended July 31,
                                              ----------------------------------
                                                    2004              2003
                                                    ----              ----

Beginning asset retirement obligations        $     940,337     $       887,110
   Accretion expense                                 14,105              13,307
   Revision of previous estimates                    32,048                -
                                              --------------    ----------------
Ending asset retirement obligations           $     986,490     $       900,417
                                              ==============    ================

Note 7. Commitments and Contingencies

In June 2001, the Company entered into a long-term lease for office space with an annual rent of $65,124. Rent expense for the three months ended July 31, 2004 and 2003 was $16,281. As of July 31, 2004, future minimum lease payments under this lease were as follows:


              Fiscal Year
            Ended April 30,
            ---------------

                  2005                   $    48,843
                  2006                        65,124
                  2007                        16,281
                                         ------------
                  Total                  $   130,248
                                         =============

As a member of Mustang Island Gathering, LLC, a Texas limited liability company and pipeline operator, the Company has been required to guarantee a portion of the LLC's bank debt, which is approximately $1.1 million in the aggregate. The Company's share of such guarantee is approximately $40,000. Due to positive financial performance of the pipeline, the likelihood that the Company will be required to perform under this guarantee is remote thus no amount is recorded to reflect the obligation under this guarantee.

From time to time, the Company is party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, management does not expect these matters to have a materially adverse effect on the financial position of the Company.

The operations and financial position of the Company continue to be affected from time to time in varying degrees by domestic and political developments as well as legislation and regulations pertaining to restrictions on oil and natural gas production, natural gas regulation, tax increases, environmental regulations and cancellation of contract rights. Both the likelihood and overall effect of such occurrences on the Company vary greatly and are not predictable.

Note 8.  Stockholder's Equity

Preferred Stock

The Company is authorized to issue 3,000 shares of Class A-1 Cumulative Convertible Preferred Stock (Class A-1 Preferred Stock). Class A-1 Preferred Stock was issued for $1,000 per share and is entitled to receive cumulative cash dividends at the annual rate of 8% payable annually in arrears commencing December 1, 2001 when and as declared by the Board of Directors. All shares of Class A-1 Preferred Stock were issued to the Company's secured lender on December 27, 2000 as consideration for the reduction in the Company's secured indebtedness by $3,000,000. On January 16, 2003 all shares of the Class A-1 Preferred Stock, and accrued and unpaid dividends in the amount of $510,000 were converted into 2,361,439 shares of the Company's common stock. On August 8, 2003, the Company completed a transaction with Wachovia Bank whereby the Company acquired all of the bank's holdings in VTEX Energy, Inc. securities, which consisted of 2,369,033 shares of the Company's common stock, and received cancellation of the $250,000 note payable to the bank in return for a payment of $50,000 and warrants to purchase up to 250,000 shares of the Company's common stock at $0.10 per share until August 8, 2006. The options were valued at $200,000, which approximates their value using a Black-Scholes option pricing model. Such value was included in additional paid in capital.

The Company is authorized to issue 500,000 shares of Class AA-1 Cumulative Convertible Preferred Stock (Class AA-1 Preferred Stock). Class AA-1 Preferred Stock a par value of $0.01 per share and is entitled to receive cumulative dividends at the rate of 10% payable annually in shares of Class AA-1 Preferred Stock when and as declared by the Board of Directors. All shares of Class AA-1 Preferred Stock were issued to holders of judgment liens against the Company, in the amount of $395,879, on April 15, 2004 and remain outstanding. The holders of the Class AA-1 Preferred Stock are, upon the liquidation of the Company, entitled to receive $1.00 per share. Alternatively, and at the sole option of the holders, the holders of the Class AA-1 Preferred Stock, upon the liquidation of the Company, may retain the rights provided under the original judgment liens. The Class AA-1 Preferred Stock is redeemable in whole or in part at any time, at the option of the Company, at $1.00 per share. The holders of the Class AA-1 Preferred Stock are entitled to a twenty day written notice of the Company's intent to redeem and the opportunity to convert the Class AA-1 Preferred Stock into common stock of the Company. The Class AA-1 Preferred Stock is convertible into common stock of the Company at any time. Each share of Class AA-1 Preferred Stock is convertible into one share of the Company's common stock, adjusted for stock dividends and stock splits. The Holders of Class AA-1

Preferred Stock have no voting rights except as expressly required by Nevada law. The Class AA-1 Preferred Stock is senior to all other series of preferred stock and all of the Company's common stock.

The Company is authorized to issue 500,000 shares of Class B Preferred Stock, par value $0.001 per share. The holders of Class B Preferred Stock are not entitled to receive any dividends. As of July 31, 2004 and April 30, 2004, 500,000 shares of the Class B Preferred Stock were issued and outstanding. The Class B Preferred Stock is redeemable in whole, but not in part, at the option of the Company by resolution of the Company's Board of Directors at anytime at $1.00 per share. Each share of Class B Preferred Stock has voting rights equal to 100 shares of the Company's common stock. The holders of Class B shares are entitled to elect at least two directors to the Board of Directors of the Company. The holders of Class B Preferred Stock voting as a class will have the right to remove without cause at any time and replace any director such holders have elected.

Common Stock

The Company has 150,000,000 shares of authorized $0.001 par value common stock, of which 6,464,240 and 5,848,681 shares were issued and outstanding at July 31, 2004 and April 30, 2004, respectively.

During the three months ended July 31, 2004, the Company issued 80,000 shares of the Company's common stock having a fair value of $45,350 for services and 50,000 shares of the Company's common stock having a fair value of $13,743 to settle outstanding accounts payable.

Stock Options and Warrants

The Company has granted options to certain key employees to purchase 69,336 shares of the Company's common stock at purchase prices ranging from $4.50 to $6.90 per share. These options expire on dates ranging from August 25, 2005 to March 1, 2006 and are non-transferable. The options, which were issued at a price equal to or exceeding the market value of the underlying stock on the date of the grant, are not intended to qualify as incentive stock options under Internal Revenue Code Section 422. The Company follows the provisions of SFAS No. 123 recording the fair value of common stock options on the date of grant using a Black Scholes option pricing model. The amounts are charged to expense over the vesting period, which is usually the service period.

In August 2003 the Company issued warrants to the former holder of its line of credit to purchase 250,000 shares of the Company's common stock at a purchase price of $0.10 per share. The warrants expire on August 8, 2006 and are transferable.

Stock Appreciation Rights

On December 5, 2003, the Company granted stock appreciation rights on 1,000,000 shares of the Company's common stock to a former officer and director of the Company in exchange for the cancellation of $503,975 in debt. Such debt consisted of $397,092 in advances made to the Company and $106,883 in accrued salary. The stock appreciation rights are fully vested, have a grant price of $0.10 per share and expire on December 5, 2013. The exercise price of the stock appreciation rights is equal to the average of the means between the high and low trading prices of the Company's common stock for the ten consecutive trading days immediately preceding the date of exercise. Upon the exercise of the stock appreciation rights, the grantee is due the difference between the exercise price and the grant price multiplied by the number of stock appreciation rights being exercised. The Company, at its sole option, may elect to pay the grantee in shares of the Company's common stock valued at the exercise price. The stock appreciation rights were valued at $240,000, on the date of grant, using a Black-Scholes option pricing model. The difference between the value of the stock appreciation rights and the debt cancelled has been recorded as a contribution of capital. During the three months ended July 31, 2004 the grantee has exercised 600,000 stock appreciation rights receiving 485,559 shares of the Company's common stock in lieu of cash settlement. As of July 31, 2004, their remains 52,833 stock appreciation rights to be exercised. The Company has elected to pay all of the stock appreciation rights by the issuance of the Company's common stock.

Note 9.  Related Party Transactions

From time to time, officers, directors and shareholders of the Company make unsecured advances to the Company and receive advances from the Company. The Company made repayments of such advances in the amount of $7,500 and $18,000 during the three months ended July 31, 2004 and 2003, respectively.. The balance of advances from related parties was $244,906 and $252,406 at July 31, 2004 and April 30, 2004, respectively. Additionally, during the three months ended July 31, 2004, the Company received repayment of advances to related parties of $20,000 and made advances to related parties of $30,000. During the three months ended July 31, 2004, advance to related party of $20,000 was utilized to reimburse travel costs and was charged to expense.

The Company is obligated under a line of credit to an entity controlled by the brother of the Company's president. At July 31, 2004 and April 30, 2004 the balance due under line of credit was $1,839,143. The line of credit bears interest at the rate of 7.5% and is due on January 31, 2005. Accrued interest on the loan totaled $283,534 and $248,767 at July 31, 2004 and April 30, 2004, respectively.

The Company is obligated under a production payment to an entity whose principal is the brother of the Company's president. At July 31, 2004 and April 30, 2004 the balance due under such production payment was $934,518. Such production loan began accruing interest on January 1, 2001 at 5.25%. Accrued interest on the loan totaled $203,743 and $191,376 at July 31, 2004 and April 30, 2004,
respectively.

In March, 2004, the Company issued a $150,000 note payable to Mustang Island Gathering, LLC for indemnification of litigation settlement costs. Mustang Island Gathering, LLC purchases the natural gas produced from the Company's Mustang Island property, and the Company is an approximate 10% owner in the LLC. The note is payable in monthly installments, with interest at 4.5%, at the rate of $0.03 per MCF of natural gas purchased, beginning with April 2004 production. The balance due under the note was $128,595 and $150,000 at July 31, 2004 and April 30, 2004, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following is management's discussion and analysis of significant factors that have affected certain aspects of our financial position and operating results during the periods included in the accompanying unaudited condensed consolidated financial statements. This discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements included elsewhere in this Form 10-QSB/A and with Management's Discussion and Analysis of Financial Condition and Results of Operations and our audited consolidated financial statements included in our annual report on Form 10-KSB/A for the year ended April 30, 2004.

Forward-Looking Statements

     The statements contained in all parts of this document, including, but not limited to, those relating to our outlook, including any expectations regarding increases in our liquidity or available credit, our ability to access the capital markets to raise additional capital, our drilling plans, capital expenditures, future capabilities, the sufficiency of capital resources and liquidity to support working capital and capital expenditure requirements, reinvestment of cash flows, use of NOLs, tax rates, the outcome of litigation and audits, and any other statements regarding future operations, financial results, business plans, sources of liquidity and cash needs and other statements that are not historical facts are forward looking statements. When used in this document, the words "anticipate," "estimate," "expect," "may," "project," "believe," "budgeted," "intend," "plan," "potential," "forecast," "might," "predict," "should" and similar expressions are intended to be among the statements that identify forward looking statements. Such statements involve risks and uncertainties, including, but not limited to, those relating to the results of and our dependence on our exploratory and development drilling activities, the volatility of oil and natural gas prices, the need to replace reserves depleted by production, operating risks of oil and natural gas operations, our dependence on key personnel, our reliance on technological development and possible obsolescence of the technology currently used by us, the significant capital requirements of our exploration and development and technology development programs, the potential impact of government regulations and liability for environmental matters, results of litigation and audits, expansion of our capital budgets, our ability to manage our growth and achieve our business strategy, competition from larger oil and natural gas companies, the uncertainty of reserve information and future net revenue estimates, property acquisition risks and other factors detailed in this Form 10QSB/A for the quarterly period ended July 31, 2004 and in our Form 10-KSB/A for the year ended April 30, 2004 and other filings with the SEC. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. All subsequent written and oral forward-looking statements attributable to the Company or the persons acting on its behalf are expressly qualified in their entirety by the reference to these risks and uncertainties.

General Overview

     VTEX Energy, Inc., a Nevada corporation (the "Company"), is an independent oil and natural gas company engaged in acquiring, exploiting, developing and operating oil and natural gas properties, with a focus on Texas and Louisiana. The Company has one wholly owned subsidiary, Vector Exploration, Inc., and is headquartered in Houston, Texas.

     The Company was incorporated under the laws of the State of Texas on June 18, 1998 as Vector Energy Corporation ("Vector") which was a wholly owned subsidiary of Sunburst Acquisitions II, Inc. ("Sunburst"). Vector was formed for the purpose of completing a reverse merger with Sunburst in order to change Sunburst's name to Vector Energy Corporation and its state of incorporation from Colorado to Texas. This merger was completed on June 19, 1998. Effective November 15, 2002, the Company was reincorporated into Nevada. The reincorporation was effected by the merger of Vector with and into a newly created, wholly owned subsidiary, VTEX Energy, Inc., a Nevada Corporation, which became the surviving entity (the "Company").

     From its inception through March 2000, the Company consummated a series of oil and natural gas property acquisitions in Texas, Louisiana and Oklahoma. These acquisitions were funded primarily through the issuance of the Company's stock and the assumption, by the Company, of debt and other liabilities. The properties acquired were a combination of producing properties and properties considered to have future development potential.

     A lack of working capital and the service requirements of the debt assumed by the Company in its acquisitions prevented the Company from fully developing the properties it had acquired. Accordingly, the Company identified those properties that had the most potential for future development, and beginning in July 2002 began selling its non core non strategic oil and natural gas properties. The proceeds from the property sales allowed the Company to reduce and restructure its debt, while retaining enough capital to begin development of the properties retained.

     The estimated proved oil and natural gas reserves of the Company at April 30, 2004 were 84,000 barrels of crude oil and condensate and 15,516,000 MCF (thousand cubic feet) of natural gas of which properties contained 69,000 barrels of oil and 14,872,000 MCF of natural gas are that are not currently producing. It is expected that a majority of these properties can be brought on-line after conducting workovers, recompletions or offset drilling. These reserves (producing and non-producing) have an estimated $44 million in future net cash flow, discounted at 10%, and are all considered to be proved developed. The Company's reserves are located in two fields, Bateman Lake and Mustang Island 818-L.

                                                                Percent of          Percent of        Percent of
                                                              April 30, 2004          Revenue          Revenue
                                                             Estimated Future         Quarter          Quarter
                                                              Net Cash Flows           Ended            Ended
          Field                       Location               Discounted at 10%     July 31, 2004    July 31, 2003
          -----                       --------               -----------------     -------------    -------------
Bateman Lake               St. Mary Parish, Louisiana             66.62%              85.49%            55.92%

Mustang Island 818-L       State Waters Offshore Texas            33.38%              14.51%            19.12%

Properties Sold            Various                                   -                   -              24.96%

Results of Operations

Three Months Ended July 31, 2004 Compared to Three Months Ended July 31, 2003

Oil and natural gas revenues for the three months ended July 31, 2004 increased 9% to $441,807, compared to $403,668 for the same period in fiscal 2004. Production volumes for natural gas during the three months ended July 31, 2004 increased 33%, to 60,982 MCF, compared to 45,974 MCF for the three months ended July 31, 2003. Average natural gas prices for the three months ended July 31, 2004 increased 10% to $6.30 per MCF, compared to $5.72 per MCF in the same period in fiscal 2004. Production volumes for oil for the three months ended July 31, 2004 decreased 66% to 1,628 barrels compared to 4,813 barrels in the same period in fiscal 2004. Average oil prices for the three months ended July 31, 2004 increased 20% to $35.21 per barrel, compared to $29.26 per barrel for the same period in fiscal 2004. The increase in natural gas production was due to increased production at the Mustang Island Field and a workover performed on a well at the Bateman Lake Field which began production in July 2004. These increases were partially offset by natural declines in the production from the remaining wells at the Bateman Lake Field and sales of producing properties in fiscal 2004. The decrease in oil production was primarily due to declines in production from the main oil producing well at the Bateman Lake Field.

         The following table summarizes production volumes, average sales prices and operating revenues for the Company's oil and natural gas operations for the three months ended July 31, 2004 and 2003.

                                                                                2004 Quarter
                                                                          Compared to 2003 Quarter
                                 Three Months Ended July 31,       -------------------------------------
                               --------------------------------       Increase         % Increase
                                    2004              2003            Decrease)        (Decrease)
                               --------------    --------------    --------------    --------------
Production volumes -
   Oil (Bbls)                          1,628             4,813      (      3,185)     (        66%)
   Natural Gas (MCF)                  60,982            45,974            15,008               33%
Average sales prices -
   Oil (per Bbl)               $       35.21     $       29.26     $        5.95     $         20%
   Natural gas (per MCF)                6.30              5.72              0.58               10%
Operating revenue
   Oil                         $      57,321     $     140,850     $(     83,529)    $(        59%)
   Natural gas                       384,486           262,818           121,668               46%
                               --------------    --------------    --------------
                                     441,807           403,668            38,139                9%
                               ==============    ==============    ==============

     Production expenses remained essentially unchanged for the three months ended July 31, 2004 compared to the three months ended July 31, 2003, decreasing $4,317 to $181,035. Production expense per equivalent unit was also essentially unchanged at $2.56 per Mcfe for the three months ended July 31, 2004 compared to $2.48 in the same period in fiscal 2004.

     Depletion expense increased from $48,888 for the three months ended July 31, 2003 to $75,793 for the three months ended July 31, 2004. This 55% increase was primarily due to a negative revision in reserve volume estimates since April 30, 2003 partially offset by a 5% decrease in Mcfe production volumes.

     Interest expense for the three months ended July 31, 2004 increased by 8% to $61,615 from $57,255 for the same period in fiscal 2004. The increase was due primarily to the addition of a $250,000 line of credit with a bank in April 2004.

     General and Administrative expenses for the three months ended July 31, 2004 decreased by $54,116 to $389,753 compared to $443,869 for the three months ended July 31, 2003. The decrease was primarily due to a reduction in consulting fees incurred by the Company which decreased by $218,862, which was partially offset by an increase of $134,350 in amortization of deferred loan costs. To conserve cash the Company paid $45,350 and $291,000 of consulting expense by the issuance of common stock for the three months ended July 31, 2004 and 2003, respectively.

     We adopted SFAS No. 143 effective May 1, 2003 and recorded a cumulative effect of change in accounting principle of $185,514 during the three months ended July 31, 2003.

Financial Condition and Capital Resources

     Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations. During the three months ended July 31, 2004 and 2003, the Company reported losses of $306,113 and $530,251, respectively. The Company's continuing negative operating results have produced a working capital deficit of $5,650,573 at July 31, 2004. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's long-term viability as a going concern is dependent on the Company's ability to obtain sources of outside financing to support near term operations and to allow the Company to make strategic investments in new oil and natural gas prospects which will provide the Company the ability to increase profitability and sustain a cash flow level that will ensure support for continuing operations.

     For the past three months, the Company's oil and natural gas revenues have been sufficient to satisfy its oil and natural gas operating expenses and general and administrative expenses. The Company has funded the development of its oil and natural gas properties through additional borrowings under its line of credit and through short term investor notes. Additional equity funding will be required to meet the capital needs of the Company. Any inability of the Company to raise additional capital will limit the development of most of its oil and natural gas properties and may prevent the Company from meeting its cash requirements. If the wells which are currently being brought into production through development and workovers perform as expected such financing should be available; however, there is no assurance that such financing will in fact be available or that the wells will, in fact, perform as expected. In the absence of such well performance or financing, the company will not be able to meet its financial obligations.

     The Company is currently negotiating with many of the vendors for which accounts payable were assumed in prior asset acquisition transactions, and believes that a significant portion of these payables can be satisfied through the issuance of common stock.

Financing Arrangements

     The Company has a $10 million revolving credit line with an entity controlled by the brother of the Company's president. However, the borrowing base under the revolving credit line is $1,839,143 at July 31, 2004, which is equal to the outstanding balance. This principal balance plus unpaid interest is due at maturity on January 31, 2005. The borrowing base cannot be increased without the consent of the lender. The Company also has a $250,000 line of credit with a bank. The outstanding balance under this line of credit is $249,300 at July 31, 2004, and is due upon demand.

     The Company has outstanding production payments in the amount of $1,188,518 at July 31, 2004. The holders of such production payments have agreed to a temporary forbearance of the Company's obligation. If such forbearance is not continued, the Company will be required to remit the revenue from a substantial portion of the Company's production.

     From time to time the Company incurs notes payable to settle outstanding accounts payable and other liabilities, finance expenditures and generate working capital. The balances of such notes payable were $299,285 and $306,092 at July 31, 2004 and April 30, 2004, respectively.

     As a member of Mustang Island Gathering, LLC( the "LLC"), a Texas limited liability company and pipeline operator, the Company has been required to guarantee a portion of the LLC's bank debt, which is approximately $1.1 million in the aggregate. The Company's share of such guarantee is approximately $40,000. Due to the financial performance of the pipeline, the likelihood that the Company will be required to perform under this guarantee is remote thus no amount is recorded to reflect the obligation under this guarantee.

Net Cash Provided by Operating Activities

     Cash flows provided by operating activities were $243,379 for the three months ended July 31, 2004 as compared to $341,136 for the three months ended July 31, 2003. This decrease was primarily due to the company paying a substantial portion ongoing operating expenses on a current basis which in the past were deferred for a longer period of time. Working capital decreased $329,382 during the three months ended July 31, 2003 compared to a decrease of working capital of $182,027 for the three months ended July 31, 2004. The Company's loss before cumulative effect of change in accounting principle decreased to $306,113 for the three months ended July 31, 2004 from $344,737 for the three months ended July 31, 2003. This decrease was offset by a decrease in noncash components of expense, including depreciation, depletion, amortization, accretion, and common stock issued for services, to $305,722 for the three months ended July 31, 2004 from $356,491 for the three months ended July 31, 2003.

Net Cash Used in Investing Activities

     Cash flows used in investing activities increased to $397,131 for the three months ended July 31, 2004 from $131,020 for the three months ended July 31, 2003. This increase was due primarily to $447,797 in development costs incurred related to workovers and a recompletion performed on two wells in the Bateman Lake field.

Net Cash Provided by Financing Activities

     Net cash flows provided by financing activities totaled $134,993 for the three months ended July 31, 2004 primarily from borrowings under a new line of credit from a bank. Net cash used by financing activities totaled $39,106 for the three months ended July 31, 2003 primarily from repayments of notes payable totaling $76,054 which were partially offset by sales of the Company's common stock totaling $40,000.

Critical Accounting Policies

         The following summarizes several of our critical accounting policies:

Use of Estimates

     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. The use of these estimates significantly affects natural gas and oil properties through depletion and the full cost ceiling test, as discussed in more detail below.

Oil and Natural Gas Properties

     We account  for  investments  in natural gas and oil  properties  using the full-cost method of accounting. All costs directly associated with the acquisition, exploration and development of natural gas and oil properties are capitalized. These costs include lease acquisitions, seismic surveys, and drilling and completion equipment. We expense maintenance and repairs as they are incurred.

     We amortize natural gas and oil properties based on the unit-of-production method using estimates of proved reserve quantities. The amortizable base includes estimated future development costs and, where significant, dismantlement, restoration and abandonment costs, net of estimated salvage values. The depletion rate per Mcfe for the three months ended July 31, 2004 and 2003 was $1.07 and $0.65, respectively.

     We account for dispositions of natural gas and oil properties as adjustments to capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves. We have not had any transactions that significantly alter that relationship.

     The net capitalized costs of proved oil and natural gas properties are subject to a "ceiling test" which limits such costs to the estimated present value, discounted at a 10% interest rate, of future net revenues from proved reserves, based on current economic and operating conditions. If net capitalized costs exceed this limit, the excess is charged to operations through depreciation, depletion and amortization.

Oil and Natural Gas Reserve Estimates

     The reserve data included in this document are estimates prepared by D. Raymond Perry, Jr., Independent Petroleum Engineer. Reserve engineering is a subjective process of estimating underground accumulations of hydrocarbons that cannot be measured in an exact manner. The process relies on interpretation of available geologic, geophysical, engineering and production data. The extent, quality and reliability of this data can vary. The process also requires certain economic assumptions regarding drilling and operating expense, capital expenditures, taxes and availability of funds. The SEC mandates some of these assumptions such as oil and natural gas prices and the present value discount rate.

     Proved reserve estimates prepared by others may be substantially higher or lower than these estimates. Because these estimates depend on many assumptions, all of which may differ from actual results, reserve quantities actually recovered may be significantly different than estimated. Material revisions to reserve estimates may be made depending on the results of drilling, testing, and rates of production.

     You should not assume that the present value of future net cash flows is the current market value of our estimated proved reserves. In accordance with SEC requirements, we based the estimated discounted future net cash flows from proved reserves on prices and costs on the date of the estimate.

     Our rate of recording depreciation, depletion and amortization expense for proved properties depends on our estimate of proved reserves. If these reserve estimates decline, the rate at which we record these expenses will increase.

Asset Retirement Obligations

     The Company records a liability for legal obligations associated with the retirement of tangible long-lived assets in the period in which they are incurred in accordance with SFAS No. 143, "Accounting for Asset Retirement Obligations." The Company adopted this policy effective May 1, 2003, using a cumulative effect approach to recognize transition amounts for asset retirement obligations, asset retirement costs and accumulated accretion and depletion. Under this method, when liabilities for dismantlement and abandonment costs, excluding salvage values, are initially recorded, the carrying amount of the related oil and natural gas properties are increased. Accretion of the liability is recognized each period using the interest method of allocation, and the capitalized cost is depleted over the useful life of the related asset.

Contingencies

     Liabilities and other contingencies are recognized upon determination of an exposure, which when analyzed indicates that it is both probable that an asset has been impaired or that a liability has been incurred and that the amount of such loss is reasonably estimable.

Volatility of Oil and Natural Gas Prices

     Our revenues, future rate of growth, results of operations, financial condition and ability to borrow funds or obtain additional capital, as well as the carrying value of our properties, are substantially dependent upon prevailing prices of oil and natural gas.

Acquisition of Oil and Natural Gas Properties

On July 13, 2004, the Company entered into an option with CLK Energy, Inc. ("CLK"). Under the option, the Company has the right to purchase from CLK 50% of their interest in the Bayou Choctaw Field, located in the Iberville and West Baton Rouge Parishes for $1,250,000 and the assumption of a production payment of $1,500,000 payable contingent upon reaching 110% of payout of the Company's investment. The Company's investment is comprised of its original purchase price (as defined), value of common stock and warrants issued as purchase price consideration, and its commitment to fund $5,000,000 of workover and well development costs. Upon exercise of the option and completion of the purchase, the Company has agreed to reimburse CLK for its acquisition costs, as adjusted for intervening operations, and will deliver a commitment to fund future well workover and field development drilling totaling $5,000,000, as defined. Under the terms of the option, CLK will be issued warrants to purchase 500,000 shares of the Company's common stock at an exercise price of $0.50 per share. Such warrants have a fair value of $215,000which has been recorded as a noncurrent asset. Upon exercise of the option, such amount will be included in oil and natural gas properties as a component of the purchase price. If the option expires, the Company will expense the fair value of the warrants during the period in which the option expires. The option expires on October 31, 2004.

In the event that the Company elects to exercise this option, it will issue to CLK, warrants to purchase 1,500,000 shares of additional common stock in the Company at an exercise price of $0.50 per share. CLK has indicated that it will combine operations, technical and executive staff within the Company's expanded future operations. In further consideration, the Company would issue 10% of its then fully diluted common shares to CLK and expand its Board of Directors to accommodate nomination of certain members of CLK's executive management.

Item 3. Controls and Procedures

     In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 31, 2004 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

     There has been no change in our internal controls over financial reporting that occurred during the three months ended July 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     The Company is involved from time to time in various claims, lawsuits and administrative proceedings incidental to its business. In the opinion of management, the ultimate liability, if any, will not have a materially adverse effect on the financial condition or results of operations of the Company

Item 2. Changes in Securities and Use of Proceeds

     In May 2004 the Company  issued 50,000 shares of its common stock to Samuel
M. Skipper in return for the assumption of $13,743 of the Company's accounts payable.

     In May and June of 2004, the Company issued a total of 50,000 shares of its common stock to Arcoa Advisors, LLC in exchange for services valued at $28,250.

     In May and July of 2004, the Company issued a total of 485,559 shares of its common stock to Samuel M. Skipper under its Stock Appreciation Rights Plan.

     In June 2004, the Company issued 30,000 shares of its common stock to Marshall Smith in exchange for services valued at $17,100.

     In each of the aforementioned cases, the Company issued the shares of its common stock in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. The Company did not engage any underwriters in connection with their issuances.

Item 3. Defaults Upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

        None

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K

    (a) Additional Exhibits

        Exhibit 31.1 Certification pursuant to Section 302 of the
                     Sarbanes-Oxley Act of 2002.

        Exhibit 31.2 Certification pursuant to Section 302 of the
                     Sarbanes-Oxley Act of 2002.

        Exhibit 32.2 Certification of Chief Executive Officer and
                     President of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        Exhibit 32.2 Certification of Chief Financial Officer of the
                     Company, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    (b) Reports on Form 8-K.

     The Company filed a Current Report on Form 8-K on July 30, 2004 announcing the option agreement with CLK.

                                   SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         VTEX Energy, Inc.
                         (Registrant)

                         By       /S/ Stephen F. Noser
                                  --------------------------
                                  Stephen F. Noser
                                  President
                                  Principal Executive Officer
                                  Date:    October 20, 2004

                         By       /S/ Randal B. McDonald, Jr.
                                  ---------------------------
                                  Randal B. McDonald, Jr.
                                  Chief Financial Officer
                                  Principal Financial and Accounting Officer
                                  Date:    October 20, 2004