Form 10QSB/A
period 2003-10-31
VTEX ENERGY INC
filed 2004-10-25
CIK 1036265

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

                                EXPLANATORY NOTE

     filing this amendment to our quarterly report for the quarter ended October 31, 2003 to correct an error resulting in the failure to record an asset retirement obligation in accordance with SFAS No. 143. Accordingly, the October 31, 2003 financial statements have been restated to record the liability, and an adjustment has been made to retained earnings as of May 1, 2003 to recognize the adoption of SFAS No. 143, which is treated as a change in accounting principle. The effect of the restatement was to increase loss (before cumulative effect of a change in accounting principle) by $30,444. Additional effects of this change are more fully described in the notes to the financial statements.

     For convenience and ease of reference we are filing our quarterly report in its entirety with the applicable changes. Unless otherwise stated, all information contained in this amended report is as of December 17, 2003, the original filing date of our quarterly report for the quarter ended October 31, 2003.


                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

     The unaudited financial statements of the Company appearing at page F-1 through F-13 hereof are incorporated by reference.

Item 2.     Management's Discussion and Analysis or Plan of Operation

     On October 31, 2003 and April 30, 2003, The Company had working capital deficits of $4,646,445 and $4,488,888, respectively. These were primarily due to net payables assumed in the acquisition of oil and gas properties, and the classification of the Company's production payments as current. The Company has begun to settle many of the assumed payables for a combination of cash and the Company's common stock. Management believes that they will be able to continue this.

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

     Both of the transactions in October 2000 and November 2000 were treated, by the Company, as loans repayable out of production for accounting purposes. Such production loans began accruing interest on January 1, 2001 at a variable rate equal to the rate on the Company's bank debt. At October 31, 2003 and April 30, 2003, the rate was 5.25%. Accrued interest on the loans totaled $35,164 and $32,547 at October 31, 2003 and April 30, 2003, respectively. The stock issued was booked at its fair market value and treated as a loan cost, which was amortized over six months.

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

     The transaction in December 2000 was treated, by the Company, as a loan repayable out of production for accounting purposes. Such production loan began accruing interest on January 1, 2001 at a variable rate equal to the rate on the Company's bank debt. At October 31, 2003 and April 30, 2003 the rate was 5.25%. Accrued interest on the loan totaled $169,276 and $146,543 at October 31, 2003 and April 30, 2003, respectively.

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

     All three of the transactions in December 2002 and February 2003 were treated, by the Company, as a loans repayable out of production for accounting purposes. Such production loans accrue interest at a variable rate equal to the rate on the Company's bank debt. At October 31, 2003 and April 30, 2003 the rate was 5.25%. Accrued interest on the loans totaled $2,434 and $873 at October 31, 2003 and April 30, 2003, respectively.

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

                                            Date: October 25, 2004


                                        By  /S/ Stephen F. Noser,
                                            ------------------------------------
                                            Stephen F. Noser
                                            President
                                            Principal Executive Officer

                                            Date: October 25, 2004

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

UNAUDITED CONSOLIDATED BALANCE SHEET                          F-3 to F-4

UNAUDITED CONSOLIDATED STATEMENT OF INCOME                    F-5

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS                F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                    F-7 to F-13

                               VTEX Energy, Inc.
                           CONSOLIDATED BALANCE SHEET



                                                October 31, 2003  April 30, 2003
                                                  (Unaudited)        (Audited)
                                                  ------------     ------------
ASSETS

CURRENT ASSETS
  Cash                                            $    116,818     $     14,542
  Certificates of deposit                               75,000           75,000
  Revenue accounts receivable                          221,531           186,591
  JIB accounts receivable                               66,620           57,613
                                                  ------------     ------------
     Total current assets                              479,969          333,746
                                                  ------------     ------------
PROVED OIL AND GAS PROPERTIES, USING THE
  FULL COST METHOD OF ACCOUNTING                    17,498,625       16,629,967


Less accumulated depreciation, depletion,
  amortization and impairment                        1,157,533        1,031,680
                                                  ------------     ------------
Net oil and gas properties                          16,341,092       15,598,287
                                                  ------------     ------------
OTHER ASSETS
  Other property and equipment, less accumulated
    depreciation of $84,035 and $77,514 at
    October 31, 2003 and April 30, 2003,
    respectively                                        22,626           29,147
  Long term accounts receivable (net of allowance
    for doubtful accounts of $109,969 at
    October 31, 2003 and April 30, 2003)               148,000          148,000
  Other assets                                          19,277           19,277
                                                  ------------     ------------
     Total other assets                                189,903          196,424
                                                  ------------     ------------
                                                  $ 17,010,964     $ 16,128,457
                                                  ============     ============

    The accompanying notes are an integral part of the financial statements

                               VTEX Energy, Inc.
                           CONSOLIDATED BALANCE SHEET

                                                October 31, 2003  April 30, 2003
                                                  (Unaudited)        (Audited)
                                                  ------------     ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable                                  $     54,315      $    161,537
  Production payments payable to related party        934,518           934,518
  Production payments payable                         309,000           309,000
  Accounts payable - trade                          1,554,980         1,519,408
  Royalties payable                                   654,894           492,750
  Working interest revenues payable                   286,970           152,272
  Taxes payable                                       197,309           181,858
  Advances from related party                         636,461           673,961
  Accrued payroll                                     106,883           106,883
  Accrued interest                                    391,084           290,447
                                                -------------      ------------
     Total current liabilities                      5,126,414         4,822,634
                                                -------------      ------------

NONCURRENT LIABILITIES
  Line of Credit                                    1,814,143         2,064,143
  Asset retirement obligations                        913,724              -
                                                -------------      ------------
     Total Noncurrent Liabilities                   2,727,867         2,064,143
                                                -------------      ------------
STOCKHOLDERS' EQUITY
  Preferred stock class B, noncumulative
    nonconvertible; $0.001 par value per share,
    500,000 shares authorized; 500,000 shares
    issued and outstanding                             50,000            50,000
Common stock, $0.001 par value; 150,000,000
    shares authorized; 4,394,947 and 5,792,646
    shares issued and outstanding at
    Otober 31, 2003 and April 30, 2003,
    respectively                                        4,395             5,793
  Additional paid-in capital                       28,144,267        27,723,542
  Retained earnings                               (19,041,979)      (18,537,655)
                                                -------------      ------------
     Total stockholders' equity                     9,156,683         9,241,680
                                                -------------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $  17,010,964      $ 16,128,457
                                                =============      ============

    The accompanying notes are an integral part of the financial statements

                               VTEX Energy, Inc.
                        CONSOLIDATED STATEMENT OF INCOME


                                                        Six Months Ended
                                              ----------------------------------
                                              October 31, 2003  October 31, 2002
                                                 (Unaudited)       (Unaudited)
                                                -------------     ------------

REVENUES

  Oil sales                                     $    179,585      $     52,487
  Gas sales                                          533,129           152,465
  Production byproducts                                 -                9,010
  Forgiveness of Debt                                200,000              -
  Interest Income                                        624             2,164
                                                ------------      ------------
      Total revenues                                 913,338           216,126
                                                ------------      ------------
EXPENSES

  Production taxes                                    73,694            12,885
  Lease operating expense                            297,574           279,369
  Depletion of oil and gas properties                 90,993            51,148
  Accretion expense                                   26,614              -
  Interest expense                                   109,305           106,950
  General and administrative expense                 633,971         1,112,344
                                                ------------      ------------
      Total expenses                               1,232,151         1,562,696
                                                ------------      ------------

Net Loss Before Cumulative Effect of Change
  In Accounting Principle                         (  318,813)       (1,346,570)

Cumulative Effect on Prior Years (to
  April 30, 2003) of a Change in Accounting
  Principle                                       (  185,514)             -
                                                 ------------     ------------
Net Loss Before Preferred Dividend                (  504,327)       (1,346,570)

Preferred Dividend                                      -              120,000
                                                 ------------     ------------
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS        $ ( 504,327)     $ (1,466,570)
                                                 ============     ============


NET LOSS PER COMMON SHARE - BASCI
   Net Loss Before Cumulative Effect of Change
     in Accounting Principle                         $ (0.06)          $ (0.68)
                                                     ========          ========
   Cumulative Effect on Prior Years (to
     April 30, 2003) of a Change in Accounting
     Principle                                       $ (0.04)          $   -
                                                     ========          ========

   Net Loss Available to Common Shareholders         $ (0.10)          $ (0.68)
                                                     ========          ========

 WEIGHTED AVERAGE NUMBER SHARES OUTSTANDING        5,263,235         2,145,849
                                                 ============      ============


    The accompanying notes are an integral part of the financial statements

                               VTEX Energy, Inc.
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                        Six Months Ended
                                              ----------------------------------
                                              October 31, 2003  October 31, 2002
                                                 (Unaudited)       (Unaudited)
                                                -------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                      $ (  504,327)     $ (1,466,570)
  Adjustments to reconcile net loss to
    net cash used by operating activities:
      Cumulative effect of change in accounting
         principle                                   185,514              -
      Depletion of oil and gas properties             90,993            51,148
      Depreciation expense                             6,521             7,552
      Accretion expense                               26,614              -
      Stock issued for consulting fees               355,577           780,000
      Forgivness of debt                         (   200,000)             -
      Decrease in certificates of deposit               -               25,000
      (Increase) decrease in accounts receivable (    43,947)           82,647
      Increase in accounts payable                    35,577           123,895
      Increase (decrease) in royalties and
         revenues payable                            296,842        (   12,317)
      Increase in accrued dividends payable             -              120,000
      Increase in other current liabilities          116,088            66,221
      Decrease in other assets                          -                  751
                                                ------------      ------------
  Net cash provided from (used by) operating
     activities                                      365,452        (  221,673)
                                                ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Sales of oil and gas properties                       -              887,695
  Development Costs Incurred                      (  132,203)       (   64,938)
                                                ------------      ------------
  Net cash (used by) provided from investing
     activities                                   (  132,203)          822,757
                                                ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of notes payable                           14,948              -
  Note repayments                                 (  122,171)       (   34,170)
  Payments on lines of credit                     (   50,000)       (  817,261)
  Advances from related parties                         -              149,500
  Repayment to related parties                    (   37,500)             -
  Issuance of common stock                            63,750              -
                                                ------------      ------------
         Net cash used by financing activities    (  130,973)       (  701,931)
                                                ------------      ------------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                               102,276        (  100,847)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                 14,542           101,541
                                                ------------      ------------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                 $    116,818      $        694
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

Oil and Gas Properties

The Company follows the full cost method of accounting for its oil and gas properties. All costs associated with property acquisition, exploration, and development activities are capitalized in a single, United States cost center. Internal costs directly identified with the acquisition, exploration and development activities of the Company are also capitalized. Capitalized costs are amortized on the unit-of-production basis using proved oil and gas reserves. Capitalized costs are limited to the present value of estimated future net revenues less estimated future expenditures using a discount factor of ten percent. Sales and abandonments of oil and gas properties are treated as reductions of the capitalized cost pool. At October 31, 2003 and April 30, 2003, there were no costs of unproved properties or major development projects included in the capitalized cost pool.

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

                                VTEX Energy, Inc.
        Notes to Unaudited Consolidated Financial Statements (continued)
                                October 31, 2003

The following is a summary of all significant noncash investing and financing activities and payments made for interest and income taxes for the six months ended October 31, 2003 and 2002.

                                                          2003           2002
                                                          ----           ----
Noncash activities:
   Common stock issued for consulting fees          $    355,577  $     780,000
   Stock issued in settlement of accounts payable   $      -      $      48,500
Cash Payments:
   Interest                                         $      8,668  $      39,349

Restatement of Financial Statements

Management discovered after year end an error resulting in the failure to record an asset retirement obligation in accordance with SFAS No. 143 as of April 30, 2004. Accordingly, the October 31, 2003 financial statements have been restated to record the liability, and an adjustment has been made to retained earnings as of May 1, 2003 to recognize the adoption of SFAS No. 143, which is treated as a change in accounting principle. The effect of the restatement was to increase loss (before cumulative effect of a change in accounting principle) by $30,444. Additional effects of this change are more fully described in "Asset Retirement Obligations".

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

Certificates of Deposit

At October 31, 2003 and April 30, 2003, the Company had certificates of deposit totaling $75,000. Such certificates bore interest at 1.1% and mature at dates ranging from March 20, 2004 to June 13, 2004. The certificates of deposit are collateral for letters of credit, with expiration dates corresponding to the maturity dates of the certificates, issued in favor of governmental agencies in states in which the Company operates wells. It is anticipated that such certificates of deposit and the corresponding letters of credit will be renewed at maturity.


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

                                VTEX Energy, Inc.
        Notes to Unaudited Consolidated Financial Statements (Continued)
                                October 31, 2003

Both of the transactions in October 2000 and November 2000 were treated, by the Company, as loans repayable out of production for accounting purposes. Such production loans began accruing interest on January 1, 2001 at a variable rate equal to the rate on the Company's bank debt. At October 31, 2003 and April 30, 2003, the rate was 5.25%. Accrued interest on the loans totaled $35,164 and $32,547 at October 31, 2003 and April 30, 2003, respectively. The stock issued was booked at its fair market value and treated as a loan cost, which was amortized over six months.

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

The transaction in December 2000 was treated, by the Company, as a loan repayable out of production for accounting purposes. Such production loan began accruing interest on January 1, 2001 at a variable rate equal to the rate on the Company's bank debt. At October 31, 2003 and April 30, 2003 the rate was 5.25%. Accrued interest on the loan totaled $169,276 and $146,543 at October 31, 2003 and April 30, 2003, respectively.

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

All three of the transactions in December 2002 and February 2003 were treated, by the Company, as a loans repayable out of production for accounting purposes. Such production loans accrue interest at a variable rate equal to the rate on the Company's bank debt. At October 31, 2003 and April 30, 2003 the rate was 5.25%. Accrued interest on the loans totaled $2,434 and $873 at October 31, 2003 and April 30, 2003, respectively.

Notes Payable

Other notes payable at October 31, 2003 and April 30, 2003 consisted of $54,315 and $104,608, respectively, in unsecured 9% to 18% notes issued to vendors in settlement of accounts payable. Certain of the notes are past their due dates and are due on demand. Also included at April 30, 2003 is a financing obligation for insurance premiums, payable in monthly installments, with interest at 6.5%, through October 2003. The balance of such obligation was $56,929 at April 30, 2003.

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

The following table describes all changes to the Company's ARO liability:

                                                Six Months Ended July 31,
                                            --------------------------------
                                                   2003             2002
                                            --------------   ---------------
Beginning asset retirement obligations       $    887,110     $      -
   Accretion expense                               26,614            -
                                            --------------   ---------------
Ending asset retirement obligations          $    913,724     $      -
                                            ==============   ===============

Stockholder's Equity

Common Stock

The Company has 150,000,000 authorized shares of $0.001 par value common stock. At October 31, 2003 and April 30, 2003, 4,394,947 and 5,792,646 shares of common stock were issued and outstanding, respectively.

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

During the six months ended October 31, 2003, the Company issued 746,334 of its common stock, valued at $355,577, in exchange for consulting services.

                               VTEX Energy, Inc.
        Notes to Unaudited Consolidated Financial Statements (Continued)
                                October 31, 2003

Effective November 15, 2002, the Company reincorporated into Nevada and changed its name to VTEX Energy, Inc. The reincorporation and name change was accomplished by a merger of Vector Energy Corporation into a new wholly owned subsidiary, VTEX Energy, Inc. One new share of VTEX Energy, Inc. was issued for each 30 shares of Vector Energy Corporation held on November 15, 2002, the effective date for the reincorporation. At the effective date, 2,886,203 shares of VTEX Energy, Inc. were issuable in exchange for the outstanding common stock of Vector Energy Corporation. At October 31, 2003, 4,345,101 shares of common stock of Vector Energy Corporation remain unexchanged. The 144,980 shares of common stock of VTEX Energy, Inc. issuable in exchange for these shares of Vector Energy Corporation have been included in the outstanding common stock of VTEX Energy, Inc. VTEX Energy, Inc. may seek to enforce the mandatory exchange by cancellation of any unexchanged shares.


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

The Company is authorized to issue 500,000 shares of Class B Preferred Stock, par value $0.001 per share. Class B Preferred Stock is senior to any and all capital stock. The holders of Class B Preferred Stock are not entitled to receive any dividends. As of October 31, 2003 and April 30, 2003, 500,000 shares of the Class B Preferred Stock were issued and outstanding. The Class B Preferred Stock is redeemable in whole, but not in part, at the option of the Company by resolution of the Company's Board of Directors at anytime at $1.00 per share. Each share of Class B Preferred Stock has the voting rights equal to 100 shares of the Company's common stock. The holders of Class B shares are entitled to elect at least two directors to the Board of Directors of the Corporation. The holders of Class B Preferred Stock voting as a class will have the right to remove without cause at any time and replace any director such holders have elected.

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