Form 10QSB
period 2004-10-31
VTEX ENERGY INC
filed 2004-12-21
CIK 1036265

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITITES EXCHANGE ACT OF 1934. For the quarter ended October 31, 2004

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

     As of December 9, 2004, there were 6,824,240 shares of common stock, $0.001 par value, outstanding.

Transitional Small Business Disclosure Format (Check one).

        Yes  |_|  No  |X|

                                VTEX ENERGY, INC.
                                   FORM 10-QSB
                     FOR THE QUARTER ENDED OCTOBER 31, 2004


                                      INDEX
                                                                     PAGE
PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

          Consolidated Balance Sheets                                  3
               as of October 31, 2004 and April 30, 2004

          Consolidated Statements of Operations                        5
               for the Three Months Ended October 31, 2004 and 2003

          Consolidated Statements of Operations                        6
               for the Six Months Ended October 31, 2004 and 2003

          Consolidated Statements of Cash Flow                         7
               for the Six Months Ended October 31, 2004 and 2003

          Notes to Consolidated Financial Statements                   8

     Item 2. Management's Discussion and Analysis of Financial        16
          Condition and Results of Operations

     Item 3. Procedures and Controls                                  23

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings                                        23

     Item 2. Changes in Securities and Use of Proceeds                23

     Item 3. Defaults Upon Senior Securities                          23

     Item 4. Submission of Matters to a Vote of Security Holders      23

     Item 5. Other Information                                        24

     Item 6. Exhibits and Reports on Form 8-K                         24

SIGNATURES                                                            24

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                VTEX ENERGY, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                October 31, 2004  April 30, 2004
                                                 --------------   --------------
                                                   Unaudited

    ASSETS

 CURRENT ASSETS
    Cash                                         $      76,343    $     156,575
    Certificates of deposit                             98,917           75,000
    Accounts receivable, trade                          84,019          165,262
    Joint interest billings receivable                  64,784           25,865
    Note receivable                                       -              67,000
    Advances to related parties                           -              10,000
    Deferred offering costs                             53,631             -
    Other current assets                               238,370           82,051
                                                 --------------   --------------
         Total current assets                          616,064          581,753
                                                 --------------   --------------

 OIL AND NATURAL GAS PROPERTIES - Full
    cost method of accounting                       17,855,420       16,883,114

    Less accumulated depletion,
       depreciation and amortization              (  1,471,582)    (  1,341,067)
                                                 --------------   --------------
          Oil and natural gas
             properties, net                        16,383,838       15,542,047
                                                 --------------   --------------

 OTHER ASSETS
    Other property and equipment, net of
       accumulated depreciation of $100,143
       and $91,720 at October 31, 2004 and
       April 30, 2004, respectively                     45,423           34,941
    Long term accounts receivable (net of
       allowance for doubtful accounts of
       $135,119 at October 31, 2004 and
       April 30, 2004)                                    -              28,000
    Deferred loan costs, net of accumulated
       amortization of $302,371 and $126,750
       at October 31, 204 and April 30, 2004,
       respectively                                    215,429          134,350
    Other assets                                        46,750           19,277
                                                 --------------   --------------
          Total other assets                           307,602          216,568
                                                 --------------   --------------
TOTAL ASSETS                                     $  17,307,504    $  16,340,368
                                                 ==============   ==============




               The accompanying notes are an integral part of the
                        consolidated financial statements

                                VTEX ENERGY, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                October 31, 2004  April 30, 2004
                                                 --------------   --------------
                                                   Unaudited


    LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
    Line of credit - related party               $   1,839,143    $   1,839,143
    Line of credit - bank                              246,537          100,000
    Notes payable                                      894,658          306,092
    Production payments payable - related party        934,518          934,518
    Production payments payable                        254,000          254,000
    Accounts payable - trade                           809,033          681,744
    Royalties payable                                  753,611          654,191
    Working interest revenues payable                   64,801           94,232
    Taxes payable                                      201,728          201,478
    Advances from related parties                      244,906          252,406
    Accrued interest                                   608,360          486,043
                                                 --------------   --------------
          Total current liabilities                  6,851,295        5,803,847
                                                 --------------   --------------

 NONCURRENT LIABILITIES
    Asset retirement obligations                     1,004,987          940,337
                                                 --------------   --------------
          Total noncurrent liabilities               1,004,987          940,337
                                                 --------------   --------------

COMMITEMENTS AND CONTINGENCIES                           -                -

 STOCKHOLDERS' EQUITY
    Preferred stock class A-1, cumulative
       convertible; $0.001 par value per
       share, 3,000 shares authorized;
       no shares issued or outstanding                    -                -
    Preferred stock class AA-1, cumulative
       convertible; $0.01 par value per
       share, 500,000 shares authorized;
       395,879 shares issued and outstanding             3,959            3,959
    Preferred stock class B, noncumulative
       nonconvertible; $0.001 par value per
       share, 500,000 shares authorized;
       500,000 shares issued and outstanding              500               500
    Common stock, $0.001 par value per share;
       150,000,000 shares authorized; 6,824,240
       and 5,848,681 shares issued and
       outstanding at October 31, 2004 and
       April 30, 2004, respectively                      6,824            5,849
    Additional paid-in capital                      30,389,794       29,894,123
    Accumulated deficit                           ( 20,949,855)    ( 20,308,247)
                                                 --------------   --------------
          Total stockholders' equity                 9,451,222        9,596,184
                                                 --------------   --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $  17,307,504    $  16,340,368
                                                 ==============   ==============





               The accompanying notes are an integral part of the
                       consolidated financial statements

                                VTEX ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                 Three Months Ended October 31,
                                                 -------------------------------
                                                      2004             2003
                                                      ----             ----

REVENUES
   Oil sales                                     $        -    $         38,735
   Natural gas sales                                   309,379          270,311
                                                 --------------   --------------
         Total Revenues                                309,379          309,046
                                                 --------------   --------------

EXPENSES
   Production taxes                                     33,233           37,014
   Lease operating expense                             114,816          148,902
   Depletion expense                                    54,722           42,105
   General and administrative expense                  353,261          190,102
   Accretion expense and revisions                      18,497           13,307
                                                 --------------   --------------
         Total operating expenses                      574,529          431,430
                                                 --------------   --------------

OTHER INCOME (EXPENSE)
   Other income                                            992              358
   Interest expense                               (     71,341)    (     52,050)
                                                 --------------   --------------
         Total other income (expense)             (     70,349)    (     51,692)
                                                 --------------   --------------

NET LOSS                                         $(    335,499)   $(    174,076)
                                                 ==============   ==============

NET LOSS PER SHARE - Basic and Diluted           $(       0.05)   $(       0.04)
                                                 ==============   ==============

WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING                                6,594,240        4,580,217
                                                 ==============   ==============




               The accompanying notes are an integral part of the
                       consolidated financial statements

                                VTEX ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                   Six Months Ended October 31,
                                                 -------------------------------
                                                      2004             2003
                                                      ----             ----

REVENUES
   Oil sales                                     $      57,321    $      38,735
   Natural gas sales                                   693,865          270,311
                                                 --------------   --------------
         Total Revenues                                751,186          712,714
                                                 --------------   --------------

EXPENSES
   Production taxes                                     78,535           73,694
   Lease operating expense                             250,549          297,574
   Depletion expense                                   130,515           90,993
   General and administrative expense                  743,014          633,971
   Accretion expense and revisions                      64,650           26,614
                                                 --------------   --------------
         Total operating expenses                    1,267,263        1,122,846
                                                 --------------   --------------
OTHER INCOME (EXPENSE)
   Other income                                          7,421              624
   Interest expense                               (    132,956)    (    109,305)
                                                 --------------   --------------
         Total other income (expense)             (    125,535)    (    108,681)
                                                 --------------   --------------
Loss Before Cumulative Effect of Change
   in Accounting Principle                        (    641,612)    (    518,813
Cumulative Effect of Change in Accounting
   Principle                                              -        (    185,514)
                                                 --------------   --------------
NET LOSS                                         $(    641,612)   $(    704,327)
                                                 ==============   ==============

NET LOSS PER SHARE - Basic and Diluted
   Loss Before Cumulative Effect of Change
      in Accounting Principle                    $(       0.10)   $(       0.10)
   Cumulative Effect of Change in Accounting
      Principle                                            -       (       0.03)
                                                 --------------   --------------
   Net Loss                                      $(       0.10)   $(       0.13)
                                                 ==============   ==============

WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING                                6,359,765        5,263,235
                                                 ==============   ==============




               The accompanying notes are an integral part of the
                       consolidated financial statements

                                VTEX Energy, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)


                                                   Six Months Ended October 31,
                                                 -------------------------------
                                                      2004             2003
                                                      ----             ----

 CASH FLOWS FROM OPERATING ACTIVITIES
    Net Loss                                     $(    641,612)   $(    704,327)
    Adjustments to reconcile net loss to net
       cash provided by operating activities
          Cumulative effect of change in
             accounting principle                         -             185,514
          Depletion expense                            130,515           90,993
          Amortization of deferred loan costs          175,621             -
          Depreciation expense                           8,423            6,521
          Bad debt expense                              28,000             -
          Accretion expense and revisions               64,650           26,614
          Common stock issued for services              73,803          355,577
          Common stock issued to settle
             accounts payable                           13,743             -
          Advances to related party applied to
             travel costs                               79,537             -
    Changes in operating assets and liabilities
          Accounts receivable, trade                    42,324     (     43,947)
          Other assets                                  31,208             -
          Accounts payable - trade                      64,693           35,577
          Royalties and working interest
             revenues payable                           69,989          296,842
          Other current liabilities                    122,567          116,088
                                                 --------------   --------------
Net cash provided by operating activities              263,461          365,452
                                                 --------------   --------------

 CASH FLOWS FROM INVESTING ACTIVITIES
    Investment in certificates of deposit         (     23,917)            -
    Oil and natural gas capital expenditures      (    972,306)    (    132,203)
    Purchase of property and equipment, other     (     18,905)
    Payments received on note receivable                67,000             -
    Advances to related party                     (    114,537)            -
    Payments received on advances to
       related party                                    45,000             -
                                                 --------------   --------------
Net cash used in investing activities             (  1,017,665)    (    132,203)
                                                 --------------   --------------

 CASH FLOWS FROM FINANCING ACTIVITIES
    Borrowings on notes payable                        700,000           14,948
    Repayments of notes payable                   (    111,434)    (    122,171
    Borrowings on lines of credit                      149,300             -
    Repayments of lines of credit                 (      2,763)    (     50,000)
    Repayments of advances from related parties   (      7,500)    (     37,500)
    Deferred offering costs incurred              (     53,631)            -
    Issuance of common stock                              -              63,750
                                                 --------------   --------------
Net cash provided by (used in)
   financing activities                                673,972     (    130,973)
                                                 --------------   --------------

 NET DECREASE IN CASH
    AND CASH EQUIVALENTS                          (     80,232)         102,276

 CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD                                156,575           14,542
                                                 --------------   --------------

 CASH AND CASH EQUIVALENTS,
    END OF PERIOD                                $      76,343    $     116,818
                                                 ==============   ==============



               The accompanying notes are an integral part of the
                       consolidated financial statements

                                VTEX Energy, Inc.
              Notes to Unaudited Consolidated Financial Statements
                                October 31, 2004


Note 1.  Management's Representation of Interim Financial Information

The accompanying consolidated financial statements have been prepared by management of VTEX Energy, Inc. (Formerly Vector Energy Corporation), a Nevada corporation (together with its subsidiary, Vector Exploration, Inc., the "Company") without audit pursuant to the rules and regulations of the SEC. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments that, in the opinion of management, are necessary for the fair presentation of the financial position and results of operations of the Company. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended April 30, 2004, which are included in the Company's Form 10-KSB/A filed with the SEC on September 22, 2004.

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

Going Concern

For the year ended April 30, 2004 our independent registered public accounting firm issued a going concern opinion. As shown in the financial statements, the Company has historically incurred net losses from operations and has incurred net losses of approximately $642,000 and $704,000 for the six months ended October 31, 2004 and 2003, respectively, and losses are expected to be incurred in the near term. Current liabilities exceeded current assets by approximately $6,235,000 and $5,222,000 at October 31, 2004 and April 30, 2004, respectively, and the accumulated deficit is approximately $20,950,000 at October 31, 2004. Amounts outstanding and payable to creditors are in arrears and the Company is in negotiations with creditors to obtain extensions and settlements of outstanding amounts. Management anticipates that significant additional expenditures will be necessary to develop the Company's properties, which consist primarily of proved reserves that are non-producing, before significant positive operating cash flows will be achieved. Without outside investment from the sale of equity securities or debt financing our ability to execute our business plan will be limited. These factors are an indication that the Company may be unable to continue in existence.

Management's plans to alleviate these conditions include the renegotiation of certain trade payables, settlements of debt amounts with stock, deferral of certain scheduled payments, and sales of non core properties, as considered necessary by management. In addition, management is pursuing business partnering arrangements for the acquisition and development of additional properties as well as debt and equity funding through private placements

The accompanying consolidated financial statements are prepared as if the Company will continue as a going concern. The consolidated financial statements do not contain adjustments, including adjustments to recorded assets and liabilities, which might be necessary if the Company were unable to continue as a going concern.

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

Oil and Natural Gas Properties

The Company follows the full cost method of accounting for its oil and natural gas properties. All costs associated with property acquisition, exploration, and development activities are capitalized in a single cost center located within the United States. Internal costs directly identified with the acquisition, exploration and development activities of the Company are also capitalized. Capitalized costs are amortized on the unit-of-production basis using proved oil and natural gas reserves. Capitalized costs are subject to a "ceiling test" and limited to the present value of estimated future net revenues less estimated future expenditures using a discount factor of ten percent. Should capitalized costs exceed the present value of our reserves discounted at ten percent the excess is charged to operations. Once incurred, an impairment of oil and natural gas properties is not recoverable at a later date. Impairment of oil and natural gas properties is assessed on a quarterly basis in conjunction with our quarterly filings with the SEC. Sales of proved and unproved oil and natural gas properties are treated as reductions of the capitalized cost pool, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves. At October 31, 2004 and April 30, 2004, there were no costs of unproved properties or major development projects included in the capitalized cost pool. The depletion rates per Mcfe for the three and six months ended October 31, 2004 and 2003 were $1.00 and $0.65 and $1.04 and $0.35, respectively.

Other Property and Equipment

Other property and equipment of the Company consists primarily of computer equipment, vehicles and furniture and fixtures, which are depreciated over estimated useful lives, ranging from three to seven years, on a straight-line basis.

Deferred Loan Costs

Deferred loan costs consist of direct costs of securing financing and includes primarily common stock and warrants issued as part of the underlying debt instruments, loan origination fees paid to third parties, extension fees, and legal costs to prepare loan documents. These costs are capitalized and amortized over the life of the loan on a straight line basis.

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

Stock-Based Compensation

The Company accounts for stock based compensation to employees under the fair value method prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation." Under the fair value method, compensation cost is measured at the grant date of each common stock option or warrant awarded based on the fair value of the award and is recognized over the vesting period, which is usually the service period. For common stock options and warrants, fair value is determined using an option-pricing model that takes into account the common stock market price at the grant date, the exercise price, the expected life of the common stock option or warrant, the market volatility of the underlying common stock, and the risk-free interest rate over the expected life of the common stock option or warrant. The fair value of a common stock option or warrant is estimated at the grant date and is not subsequently adjusted for changes in the assumptions used.

Loss Per Share

Loss per share has been calculated using the weighted average number of shares outstanding. Outstanding warrants and other potentially dilutive securities have been excluded from the calculation of loss per share, as their effect would be anti-dilutive due to the Company incurring a net loss for all periods presented. At October 31, 2004, there are 250,000 warrants that are potentially dilutive common shares. There were no potentially dilutive common shares at October 31, 2003.

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

The following is a summary of all payments made for interest and significant noncash financing activities for the six months ended October 31, 2004 and 2003, respectively.

         Supplemental Disclosures of Cash Flow Information:
                                                           2004         2003
                                                           ----         ----
Cash Payments
   Interest                                           $    10,639   $     8,668

Noncash financing activities
   Common stock issued for services                   $    73,803   $   355,577
   Common stock and warrants issued to note holders
      recorded as deferred loan costs                 $   256,700   $      -
   Common stock issued to settle accounts payable     $    13,743   $      -
   Common stock warrants issued for option to
      purchase oil and natural gas properties         $   215,000          -

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

Significant estimates include volumes of oil and natural gas reserves used in calculating depletion, depreciation and amortization of proved oil and natural gas properties, asset retirement obligations, bad debts, contingencies and litigation. Oil and natural gas reserve estimates, which are the basis for unit-of-production depletion and the ceiling test, have numerous inherent uncertainties. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, testing, and production subsequent to the date of the estimate may justify revision of such estimate (positive or negative). Accordingly, reserve estimates are most often different from the quantities of oil and natural gas that are ultimately recovered. In addition, reserve estimates are vulnerable to changes on wellhead prices of crude oil and natural gas. Such prices have been volatile in the past and can be expected to be volatile in the future.

Note 3.  Certificates of Deposit

At October 31, 2004 and April 30, 2004, the Company had certificates of deposit totaling $98,917 and $75,000, respectively. Such certificates bore interest at rates ranging from 1.099% to 1.1% at October 31, 2004 and 1.1% at April 30,

2004. The maturity dates of the certificates ranged from February 8, 2005 to March 20, 2005. The certificates of deposit are collateral for letters of credit, with expiration dates corresponding to the maturity dates of the certificates, issued in favor of governmental agencies in states in which the Company operates wells. It is anticipated that such certificates of deposit and the corresponding letters of credit will be renewed at maturity.

Note 4.  Acquisitions of Oil and Natural Gas Properties

On July 13, 2004, the Company entered into an option with CLK Energy, Inc. ("CLK"). Under the option, the Company has the right to purchase from CLK 50% of their interest in the Bayou Choctaw Field, located in the Iberville and West Baton Rouge Parishes of Louisiana for $1,250,000 and the assumption of a production payment of $1,500,000 payable contingent upon reaching 110% of payout of the Company's investment. The Company's investment is comprised of its original purchase price (as defined), value of common stock and warrants issued as purchase price consideration, and its commitment to fund $5,000,000 of workover and well development costs. Upon exercise of the option and completion of the purchase, the Company has agreed to reimburse CLK for its acquisition costs, as adjusted for intervening operations, and will deliver a commitment to fund future well workover and field development drilling totaling $5,000,000, as defined. Under the terms of the option, CLK was issued warrants to purchase 500,000 shares of the Company's common stock at an exercise price of $0.50 per share. Such warrants had a fair value of $215,000 which has been recorded as a noncurrent asset. Upon exercise of the option, such amount will be included in oil and natural gas properties as a component of the purchase price. If the option expires, the Company will expense the fair value of the warrants during the period in which the option expires. The option had an original expiration date of October 31, 2004 which was subsequently extended to December 10, 2004.

In the event that the Company elects to exercise this option, it will issue to CLK, warrants to purchase 1,500,000 shares of additional common stock of the Company at an exercise price of $0.50 per share. CLK has indicated that it will combine operations, technical and executive staff within the Company's expanded future operations. In further consideration, the Company would issue 10% of its then fully diluted common shares to CLK and expand its Board of Directors to accommodate nomination of certain members of CLK's executive management (see
Note 10).

Note 5.  Debt

Total debt at October 31, 2004 and April 30, 2004 consists of the following:

                                        October 31, 2004   April 30, 2004
                                         --------------    --------------

       Lines-of-credit                   $   2,085,680     $   1,939,143
       Production payments payable           1,188,518         1,188,518
       Other notes payable                     894,658           306,092
                                         --------------    --------------
                                             4,168,856         3,433,753
       Less current portion             (    4,168,856)     (  3,433,753)
                                        ---------------    --------------
                                        $        -         $      -
                                        ===============    ==============
Lines of Credit

The Company has a $10 million revolving credit line with an entity controlled by the brother of the Company's president. The borrowing base under this revolving credit line is $1,839,143 at October 31, 2004, which is equal to the outstanding balance and cannot be increased without the consent of the lender. The line of credit is secured by all of the Company's oil and natural gas properties and bears interest at the rate of 7.5%. Accrued interest on the line of credit totaled $318,302 and $248,767 at October 31, 2004 and April 30, 2004,
respectively. Under the currently scheduled reductions in the borrowing base, the principal balance and unpaid interest will be due at maturity on January 31, 2005.

On April 8, 2004, the Company entered into a $250,000 revolving credit agreement with Hibernia Bank. The note has been guaranteed by a private investor who received 100,000 shares of the Company's common stock with a fair value of $49,000 as consideration for such guarantee. The fair value of the common stock has been recorded as a deferred loan cost and is being amortized over one year. Interest on this note is payable monthly at a floating rate of prime plus 1.097% (5.597% at October 31, 2004 and April 30, 2004.) The outstanding balance under the note, which was $246,537 and $100,000 at October 31, 2004 and April 30, 2004, respectively, is due upon demand.

Other Notes Payable

Included in other notes payable are unsecured 10% to 13.6% notes issued to vendors in settlement of accounts payable. Certain of the notes are past their due dates and are due on demand. These notes totaled $42,850 at October 31, 2004 and April 30, 2004, respectively.

Also included in other notes payable is a financing obligation for insurance premiums, payable in monthly installments, with interest at 5.57%, through October 2004 and was paid in full. Such obligation had a balance of $63,242 at April 30, 2004.

In November, 2003, the Company issued a note payable for the purchase of seismic data. The note is payable in monthly installments, with interest at 6%, matured on August 21, 2004 and was paid in full in November 2004. Such note had a balance of $2,000 and $10,000 at October 31, 2004 and April 30, 2004, respectively.

During October and November of 2003, the Company issued a series of 12% notes totaling $40,000 to investors for working capital loans. The Company also issued the investors 40,000 shares of its common stock. The stock issued was recorded at its fair market value of $27,600 and treated as deferred loan cost which is being amortized over six months. The notes were due on dates ranging from April 29, 2004 to May 26, 2004. The Company and the investors are currently holding discussions on extending the term of the notes. However, there can be no assurance that any extension will be granted.

In March, 2004, the Company issued a $150,000 note payable to Mustang Island Gathering, LLC (the "LLC") for indemnification of litigation settlement costs. Mustang Island Gathering, LLC purchases the natural gas produced from the Company's Mustang Island property, and the Company is an approximate 10% owner in the LLC. The note is payable in monthly installments, with interest at 4.5%, at the rate of $0.03 per MCF of natural gas purchased, beginning with April 2004 production The balance due under the note was $109,808 and $150,000 at October 31, 2004 and April 30, 2004, respectively.

During the period June through September of 2004, the Company issued a series of 12% notes totaling $700,000 to investors for working capital purposes. The Company also provided for the issuance to the investors of 280,000 shares of its common stock with a fair value of $141,000 and warrants to purchase 140,000 shares of the Company's common stock at $0.50 per share with a fair value of $66,700 which expire on dates ranging from June 18, 2006 to September 8, 2006. The common stock and warrants were recorded at their fair value and treated as deferred loan costs which are being amortized over one year. As of October 31, 2004, there were 120,000 shares of the common stock that had not been issued. These shares, with a fair value of $62,600, have been accrued as a current liability and recorded as deferred loan costs. Interest on the notes is payable quarterly and the principal balances mature on dates ranging from June 18, 2006 to September 8, 2006.

Production Payments Payable

During October and November of 2000, the Company issued 31,687 shares of its common stock and undivided working interests, ranging from 3.7% to 4.4%, in three nonproducing wells in the Mustang Island Field to private investors for total cash consideration of $254,000. The proceeds were used to fund development of the wells. The investors are entitled to recoup their investment out of 100% of the future production, if any, from the wells. These transactions were treated, by the Company, as loans repayable out of production from designated wells for accounting purposes. The stock issued was recorded at its fair market value as a loan cost which has been fully amortized. The production loans began accruing interest on January 1, 2001 at 5.25% and accrued interest on the loans totaled $50,825 and $44,103 at October 31, 2004 and April 30, 2004,
respectively. Although certain of the wells covered by the production loans have been producing, the Company has not made any principal payments under the loans. In January and February of 2004, the Company issued the holders of the production loans 100,000 shares of the Company's common stock in return for their forbearance under the production loans until the earlier of the first month following the month in which the Company has positive cash flow or August 1, 2004. The stock issued was recorded at its fair market value of $57,500 and treated as deferred loan cost which was amortized over six months. Forbearance under the production loans has continued under a verbal agreement between the Company and the holders of the loans while discussions are being held on restructuring the terms of the loans. However, there can be no assurance that any restructuring will occur.

In December 2000, the Company issued an undivided 10% interest in six wells located in the Mustang Island Field to Old Jersey Oil Ventures, LLC for cash consideration of $1,000,000. The brother of the President of the Company is a principal in Old Jersey Oil Ventures, LLC. Old Jersey Oil Ventures, LLC is entitled to recoup its investment out of future production from the wells in the Mustang Island Field. The transaction was treated, by the Company, as a loan repayable out of production from designated wells for accounting purposes. The production loan began accruing interest on January 1, 2001 at 5.25% and accrued interest on the loan totaled $216,109 and $191,376 at October 31, 2004 and April 30, 2004, respectively. The balance due under the production loan was $934,518 at October 31, 2004 and April 30, 2004. In March, 2004, the Company issued Old Jersey Oil Ventures, LLC 400,000 shares of the Company's common stock in return for forbearance under the production payment until the earlier of the first month following the month in which the Company has positive cash flow or August 1, 2004. The stock issued was recorded at its fair market value of $176,000 and treated as a loan cost which was amortized over five months. Forbearance under the production loan has continued under a verbal agreement between the Company and Old Jersey Oil Ventures, LLC while discussions are being held on restructuring the terms of the loans. However, there can be no assurance that any restructuring will occur.

Note 6.  Asset Retirement Obligations

Beginning in fiscal 2004, SFAS No. 143 requires the Company to recognize an estimated liability for the plugging and abandonment of its oil and natural gas wells and associated pipelines, platforms, and equipment. This statement requires the Company to record a liability in the period in which its asset retirement obligation ("ARO") is incurred. Upon initial recognition of the liability, the Company must capitalize a corresponding asset cost equal to the amount of the liability. Upon adoption of SFAS No. 143 the Company recognized
(1) a liability for any existing ARO's, (2) corresponding capitalized cost related to the liability, (3) accumulated depletion, depreciation and amortization on that capitalized cost, and (4) a cumulative effect of accounting change.

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

The following table describes all changes to the Company's ARO liability:

                                                 Six Months Ended October 31,
                                              ----------------------------------
                                                    2004              2003
                                                    ----              ----

Beginning asset retirement obligations        $     940,337     $       887,110
   Accretion expense                                 32,602              26,614
   Revision of previous estimates                    32,048                -
                                              --------------    ----------------
Ending asset retirement obligations           $   1,004,987     $       913,724
                                              ==============    ================

Note 7. Commitments and Contingencies

In June 2001, the Company entered into a long-term lease for office space with an annual rent of $65,124. Rent expense for the three and six months ended October 31, 2004 and 2003 was $16,281 and $32,562 and $16,281 and $32,562,
respectively. As of October 31, 2004, future minimum lease payments under this lease were as follows:

              Fiscal Year
            Ended April 30,
            ---------------

                  2005                   $    32,562
                  2006                        65,124
                  2007                        16,281
                                         -------------
                  Total                  $   113,967
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

Note 8.  Stockholder's Equity

Preferred Stock

The Company is authorized to issue 3,000 shares of Class A-1 Cumulative Convertible Preferred Stock (Class A-1 Preferred Stock). Class A-1 Preferred Stock was issued for $1,000 per share and is entitled to receive cumulative cash dividends at the annual rate of 8% payable annually in arrears commencing December 1, 2001 when and as declared by the Board of Directors. All shares of Class A-1 Preferred Stock were issued to the Company's secured lender on December 27, 2000 as consideration for a $3,000,000 reduction in the Company's secured indebtedness. On January 16, 2003 all shares of the Class A-1 Preferred Stock, and accrued and unpaid dividends in the amount of $510,000 were converted into 2,361,439 shares of the Company's common stock. On August 8, 2003, the Company completed a transaction with Wachovia Bank whereby the Company acquired all of the bank's holdings in VTEX Energy, Inc. securities, which consisted of 2,369,033 shares of the Company's common stock, and received cancellation of the $250,000 note payable to the bank in return for a payment of $50,000 and warrants to purchase up to 250,000 shares of the Company's common stock at $0.10 per share until August 8, 2006. The options were valued at $200,000, which approximates their value using the Black-Scholes option pricing model. Such value was included in additional paid in capital.

The Company is authorized to issue 500,000 shares of Class AA-1 Cumulative Convertible Preferred Stock (Class AA-1 Preferred Stock). Class AA-1 Preferred Stock has a par value of $0.01 per share and is entitled to receive cumulative dividends at the rate of 10% payable annually in shares of Class AA-1 Preferred Stock (or 39,588 shares) when and as declared by the Board of Directors. At October 31, 2004, dividends in arrears totaled 21,421 shares of Class AA-1 Preferred Stock. All shares of Class AA-1 Preferred Stock were issued to holders of judgment liens against the Company, in the amount of $395,879, on April 15, 2004 and remain outstanding. The holders of the Class AA-1 Preferred Stock are, upon the liquidation of the Company, entitled to receive $1.00 per share. Alternatively, and at the sole option of the holders, the holders of the Class AA-1 Preferred Stock, upon the liquidation of the Company, may retain the rights provided under the original judgment liens. The Class AA-1 Preferred Stock is redeemable in whole or in part at any time, at the option of the Company, at $1.00 per share. The holders of the Class AA-1 Preferred Stock are entitled to a 20 day written notice of the Company's intent to redeem and the opportunity to convert the Class AA-1 Preferred Stock into common stock of the Company. The Class AA-1 Preferred Stock is convertible into common stock of the Company at any time. Each share of Class AA-1 Preferred Stock is convertible into one share of the Company's common stock, adjusted for stock dividends and stock splits. The holders of Class AA-1 Preferred Stock have no voting rights except as expressly required by Nevada law. The Class AA-1 Preferred Stock is senior to all other series of preferred stock and all of the Company's common stock.

The Company is authorized to issue 500,000 shares of Class B Preferred Stock, par value $0.001 per share. The holders of Class B Preferred Stock are not entitled to receive any dividends. As of October 31, 2004 and April 30, 2004, 500,000 shares of the Class B Preferred Stock were issued and outstanding. The Class B Preferred Stock is redeemable in whole, but not in part, at the option of the Company by resolution of the Company's Board of Directors at anytime at $1.00 per share. Each share of Class B Preferred Stock has voting rights equal to 100 shares of the Company's common stock. The holders of Class B shares are entitled to elect at least two directors to the Board of Directors of the Company. The holders of Class B Preferred Stock voting as a class will have the right to remove without cause at any time and replace any director such holders have elected.

Common Stock

The Company has 150,000,000 shares of authorized $0.001 par value common stock, of which 6,824,240 and 5,848,681 shares were issued and outstanding at October 31, 2004 and April 30, 2004, respectively.

During the six months ended October 31, 2004, the Company issued 80,000 shares of its common stock having a fair value of $45,350 for services and 50,000 shares of the Company's common stock having a fair value of $13,743 to settle outstanding accounts payable.

During the six months ended October 31, 2004, the Company issued 160,000 shares of its common stock having a fair value of $78,400 to investors under the terms of notes payable. In addition, the Company is obligated to issue an additional 120,000 shares of its common stock to investors under the terms of notes payable. The unissued common stock has a fair value of $62,600 which has been accrued as a liability.

During the six months ended October 31, 2004, the Company issued 100,000 shares of its common stock having a fair value of $49,000 to a private investor as consideration for providing a guarantee on its line of credit with a bank.

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

During the six months ended October 31, 2004, the Company issued warrants to purchase 140,000 shares of its common stock at $0.50 per share to investors under the terms of notes payable. The warrants had a fair value of $66,700 and expire on dates ranging from June 18, 2006 to September 8, 2006.

Stock Appreciation Rights

On December 5, 2003, the Company granted stock appreciation rights on 1,000,000 shares of the Company's common stock to a former officer and director of the Company in exchange for the cancellation of $503,975 in debt. Such debt consisted of $397,092 in advances made to the Company and $106,883 in accrued salary. The stock appreciation rights are fully vested, have a grant price of $0.10 per share and expire on December 5, 2013. The exercise price of the stock appreciation rights is equal to the average of the means between the high and low trading prices of the Company's common stock for the ten consecutive trading days immediately preceding the date of exercise. Upon the exercise of the stock appreciation rights, the grantee is due the difference between the exercise price and the grant price multiplied by the number of stock appreciation rights being exercised. The Company, at its sole option, may elect to pay the grantee in shares of the Company's common stock valued at the exercise price. The stock appreciation rights were valued at $240,000, on the date of grant, using the Black-Scholes option pricing model. The difference between the value of the stock appreciation rights and the debt cancelled has been recorded as a contribution of capital. During the six months ended October 31, 2004, the grantee has exercised 652,833 stock appreciation rights receiving 528,653 shares of the Company's common stock in lieu of cash settlement. As of October 31, 2004, there remains no stock appreciation rights to be exercised. The Company has elected to pay all of the stock appreciation rights by the issuance of the Company's common stock. The Company also issued an additional 56,906 shares of common stock with a fair value of $28,453 to the grantee as consideration for services.

Note 9.  Related Party Transactions

From time to time, officers, directors and shareholders of the Company make unsecured advances to the Company and receive advances from the Company. The Company made repayments of such advances in the amount of $7,500 and $18,000 during the six months ended October 31, 2004 and 2003, respectively. The balance of advances from related parties was $244,906 and $252,406 at October 31, 2004 and April 30, 2004, respectively. Additionally, during the six months ended October 31, 2004, the Company received repayment of advances to related parties of $45,000 and made advances to related parties of $114,537. During the six months ended October 31, 2004, advance to related party of $79,537 was utilized to reimburse travel costs and was charged to expense.

The Company is obligated under a line of credit to an entity controlled by the brother of the Company's president. At October 31, 2004 and April 30, 2004 the balance due under line of credit was $1,839,143. The line of credit bears interest at the rate of 7.5% and is due on January 31, 2005. Accrued interest on the loan totaled $318,302 and $248,767 at October 31, 2004 and April 30, 2004, respectively.

The Company is obligated under a production payment to an entity whose principal is the brother of the Company's president. At October 31, 2004 and April 30, 2004 the balance due under such production payment was $934,518. Such production loan began accruing interest on January 1, 2001 at 5.25%. Accrued interest on the loan totaled $216,109 and $191,376 at October 31, 2004 and April 30, 2004, respectively.

In March, 2004, the Company issued a $150,000 note payable to Mustang Island Gathering, LLC for indemnification of litigation settlement costs. Mustang Island Gathering, LLC purchases the natural gas produced from the Company's Mustang Island property, and the Company is an approximate 10% owner in the LLC. The note is payable in monthly installments, with interest at 4.5%, at the rate of $0.03 per MCF of natural gas purchased, beginning with April 2004 production. The balance due under the note was $109,808 and $150,000 at October 31, 2004 and April 30, 2004, respectively.

Note 10.  Subsequent Event

On December 10, 2004, the Company notified CLK Energy, Inc. ("CLK") that it did not intend to exercise its option to purchase from CLK 50% of their interest in the Bayou Choctaw Field, located in the Iberville and West Baton Rouge Parishes Louisiana. Under the terms of the option, CLK was issued warrants to purchase 500,000 shares of the Company's common stock at an exercise price of $0.50 per share. Such warrants had a fair value of $215,000 which has been recorded as a noncurrent asset which will be charged to expense during the quarter ended January 31, 2004. To fund this potential acquisition, the Company was simultaneously in the process of raising capital through a private placement memorandum. The Company incurred offering costs totaling $53,631 relating to this private placement memorandum which was capitalized as deferred offering costs. Due to the Company not exercising its option to purchase from CLK its 50% interest in the Bayou Choctaw Field the private placement memorandum was abandoned and the deferred offering costs were charged to expense during the quarter ended January 31, 2005.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following is management's discussion and analysis of significant factors that have affected certain aspects of our financial position and operating results during the periods included in the accompanying unaudited condensed consolidated financial statements. This discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements included elsewhere in this Form 10-QSB and with Management's Discussion and Analysis of Financial Condition and Results of Operations and our audited consolidated financial statements included in our annual report on Form 10-KSB/A for the year ended April 30, 2004.

Forward-Looking Statements

     The statements contained in all parts of this document, including, but not limited to, those relating to our outlook, including any expectations regarding increases in our liquidity or available credit, our ability to access the capital markets to raise additional capital, our drilling plans, capital expenditures, future capabilities, the sufficiency of capital resources and liquidity to support working capital and capital expenditure requirements, reinvestment of cash flows, use of NOLs, tax rates, the outcome of litigation and audits, and any other statements regarding future operations, financial results, business plans, sources of liquidity and cash needs and other statements that are not historical facts are forward looking statements. When used in this document, the words "anticipate," "estimate," "expect," "may," "project," "believe," "budgeted," "intend," "plan," "potential," "forecast," "might," "predict," "should" and similar expressions are intended to be among the statements that identify forward looking statements. Such statements involve risks and uncertainties, including, but not limited to, those relating to the results of and our dependence on our exploratory and development drilling activities, the volatility of oil and natural gas prices, the need to replace reserves depleted by production, operating risks of oil and natural gas operations, our dependence on key personnel, our reliance on technological development and possible obsolescence of the technology currently used by us, the significant capital requirements of our exploration and development and technology development programs, the potential impact of government regulations and liability for environmental matters, results of litigation and audits, expansion of our capital budgets, our ability to manage our growth and achieve our business strategy, competition from larger oil and natural gas companies, the uncertainty of reserve information and future net revenue estimates, property acquisition risks and other factors detailed in this Form 10QSB/A for the quarterly period ended July 31, 2004 and in our Form 10-KSB/A for the year ended April 30, 2004 and other filings with the SEC ("SEC"). Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. All subsequent written and oral forward-looking statements attributable to the Company or the persons acting on its behalf are expressly qualified in their entirety by the reference to these risks and uncertainties.

General Overview

     VTEX Energy, Inc., a Nevada corporation (the "Company"), is an independent oil and natural gas company engaged in acquiring, exploiting, developing and operating oil and natural gas properties, with a focus on Texas and Louisiana. The Company has one wholly owned subsidiary, Vector Exploration, Inc., and is headquartered in Houston, Texas.

     The Company was incorporated under the laws of the State of Texas on June 18, 1998 as Vector Energy Corporation ("Vector") which was a wholly owned subsidiary of Sunburst Acquisitions II, Inc. ("Sunburst"). Vector was formed for the purpose of completing a reverse merger with Sunburst in order to change Sunburst's name to Vector Energy Corporation and its state of incorporation from Colorado to Texas. This merger was completed on June 19, 1998. Effective November 15, 2002, the Company was reincorporated in Nevada. The reincorporation was effected by the merger of Vector with and into a newly created, wholly owned subsidiary, VTEX Energy, Inc., a Nevada Corporation, which became the surviving entity (the "Company").

     From its inception through March 2000, the Company consummated a series of oil and natural gas property acquisitions in Texas, Louisiana and Oklahoma. These acquisitions were funded primarily through the issuance of the Company's stock and the Company's assumption of debt and other liabilities. The properties acquired were a combination of producing properties and properties considered to have future development potential.

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

     The estimated proved oil and natural gas reserves of the Company at April 30, 2004 were 84,000 barrels of crude oil and condensate and 15,516,000 MCF (thousand cubic feet) of natural gas of which 69,000 barrels of oil and 14,872,000 MCF of natural gas relate to properties that are not currently producing. It is expected that a majority of these properties can be brought on-line after conducting workovers, recompletions or offset drilling. These reserves (producing and non-producing) have an estimated $44 million in future net cash flow, discounted at 10%, and are all considered to be proved developed. The Company's reserves are located in two fields, Bateman Lake and Mustang Island 818-L.

                                                                Percent of          Percent of        Percent of
                                                              April 30, 2004          Revenue          Revenue
                                                             Estimated Future       Six Months        Six Months
                                                              Net Cash Flows           Ended            Ended
          Field                       Location               Discounted at 10%   October 31, 2004  October 31, 2003
          -----                       --------               -----------------     -------------    -------------
Bateman Lake               St. Mary Parish, Louisiana             66.62%              20.60%            19.39%

Mustang Island 818-L       State Waters Offshore Texas            33.38%              79.40%            51.63%

Properties Sold            Various                                   -                   -              28.88%

Results of Operations

Three Months Ended October 31, 2004 Compared to Three Months Ended October 31, 2003

     Oil and natural gas revenues for the three months ended October 31, 2004 remained virtually unchanged from the same period in fiscal 2004. Production volumes for natural gas during the three months ended October 31, 2004 decreased 3%, to 54,479 MCF, compared to 56,420 MCF for the three months ended October 31, 2003. Average natural gas prices for the three months ended October 31, 2004 increased 19% to $5.68 per MCF, compared to $4.79 per MCF in the same period in fiscal 2004. Production volumes for oil for the three months ended October 31, 2004 decreased 100% from 1,449 barrels in the same period in fiscal 2004. Average oil prices for the three months ended October 31, 2003 were $26.73 per barrel. The decrease in oil production was offset by the increase in natural gas prices and was primarily due to declines in production from the main oil producing well at the Bateman Lake Field.

     The following table summarizes production volumes, average sales prices and operating revenues for the Company's oil and natural gas operations for the three months ended October 31, 2004 and 2003.

                                                                                2004 Period
                                                                          Compared to 2003 Period
                                Three Months Ended October 31,     --------------------------------
                               --------------------------------       Increase         % Increase
                                    2004              2003            Decrease)         (Decrease)
                               --------------    --------------    --------------    --------------
Production volumes -
   Oil (Bbls)                           -                1,449      (      1,449)     (       100%)
   Natural Gas (MCF)                  54,479            56,420      (     15,008)     (         3%)
Average sales prices -
   Oil (per Bbl)               $        -        $       26.73     $       26.73     $(       100%)
   Natural gas (per MCF)                5.68              4.79              0.89               19%
Operating revenue
   Oil                         $        -        $      38,735     $(     38,735)    $(       100%)
   Natural gas                       309,379           270,311            39,068               14%
                               --------------    --------------    --------------
                               $     309,379     $     309,046     $         333              -
                               ==============    ==============    ==============

     Production expenses for the three months ended October 31, 2004 decreased 20% to $148,049, compared to $185,916 for the same period in fiscal 2004. Production expense per equivalent unit decreased to $2.72 per Mcfe for the three months ended October 31, 2004 compared to $2.86 in the same period in fiscal 2004.

     Depletion expense increased from $42,105 for the three months ended October 31, 2003 to $54,722 for the six months ended October 31, 2004. This 30% increase was primarily due to a negative revision in reserve volume estimates since April 30, 2003 partially offset by a 16% decrease in Mcfe production volumes.

     General and Administrative expenses for the thee months ended October 31, 2004 increased by $163,159 to $353,261 compared to $190,102 for the three months ended October 31, 2003. The increase was primarily due to an increase in amortization of deferred loan costs relating to the notes payable issued to investors during the current fiscal year totaling $41,271, which was partially offset by a reduction in consulting fees incurred by the Company which decreased by $47,864 for the three months ended October 31, 2004.

     Accretion expense for the three months ended October 31, 2004 increased by $5,190 to $18,497 compared to $13,307 for the three months ended October 31, 2003. This increase was due to the normal compound effect of the discount factor.

     Interest expense for the three months ended October 31, 2004 increased by 37% to $71,341 from $52,050 for the same period in fiscal 2004. The increase was due primarily to the addition of a $250,000 line of credit with a bank in April 2004 and the addition of $700,000 in notes payable to investors during the current fiscal year.

Six Months Ended October 31, 2004 Compared to Six Months Ended October 31, 2003

     Oil and natural gas revenues for the six months ended October 31, 2004 increased 5% to $751,186, compared to $712,714 for the same period in fiscal 2004. Production volumes for natural gas during the six months ended October 31,

2004 increased 13%, to 115,461 MCF, compared to 102,394 MCF for the six months ended October 31, 2003. Average natural gas prices for the six months ended October 31, 2004 increased 15% to $6.01 per MCF, compared to $5.21 per MCF in the same period in fiscal 2004. Production volumes for oil for the six months ended October 31, 2004 decreased 74% to 1,628 barrels compared to 6,262 barrels in the same period in fiscal 2004. Average oil prices for the six months ended October 31, 2004 increased 23% to $35.21 per barrel, compared to $28.68 per barrel for the same period in fiscal 2004. The increase in natural gas production was due to increased production at the Mustang Island Field and a workover performed on a well at the Bateman Lake Field which began production in July 2004. These increases were partially offset by natural declines in the production from the remaining wells at the Bateman Lake Field and sales of producing properties in fiscal 2004. The decrease in oil production was primarily due to declines in production from the main oil producing well at the Bateman Lake Field.

         The following table summarizes production volumes, average sales prices and operating revenues for the Company's oil and natural gas operations for the six months ended October 31, 2004 and 2003.

                                                                               2004 Period
                                                                         Compared to 2003 Period
                                Six  Months Ended October 31,      --------------------------------
                               --------------------------------       Increase         % Increase
                                    2004              2003            Decrease)         (Decrease)
                               --------------    --------------    --------------    --------------
Production volumes -
   Oil (Bbls)                          1,628             6,262      (      4,634)    (         74%)
   Natural Gas (MCF)                 115,461           102,394            13,067               13%
Average sales prices -
   Oil (per Bbl)               $       35.21     $       28.68     $        6.53     $         23%
   Natural gas (per MCF)                6.01              5.21              0.80               15%
Operating revenue
   Oil                         $      57,321     $     179,585     $(    122,264)    $(        68%)
   Natural gas                       693,865           533,129           160,736               30%
                               --------------    --------------    --------------
                               $     751,186     $     712,714     $      38,472                5%
                               ==============    ==============    ==============

     Production expenses for the six months ended October 31, 2004 decreased 11% to $329,084, compared to $371,538 for the same period in fiscal 2004. Production expense per equivalent unit remained essentially unchanged at $2.63 per Mcfe for the six months ended October 31, 2004 compared to $2.65 in the same period in fiscal 2004.

     Depletion expense increased from $90,993 for the six months ended October 31, 2003 to $130,515 for the six months ended October 31, 2004. This 43% increase was primarily due to a negative revision in reserve volume estimates since April 30, 2003 partially offset by a 11% decrease in Mcfe production volumes.

     General and Administrative expenses for the six months ended October 31, 2004 increased by $109,043 to $743,014 compared to $633,971 for the six months ended October 31, 2003. The increase was primarily due to an increase in amortization of deferred loan costs relating to the notes payable issued to investors during the current fiscal year totaling $175,621, which was partially offset by a reduction in consulting fees incurred by the Company Which decreased by $238,273 during the six months ended October 31, 2004. To conserve cash the Company paid $73,803 and $355,577 of consulting expense by the issuance of common stock for the six months ended October 31, 2004 and 2003, respectively. In addition during the six months ended October 31, 2004, the Company incurred $79,985 in travel costs relating to fund raising efforts and $35,961 in costs associated with the settlement of over due accounts payable.

     Accretion expense for the six months ended October 31, 2004 increased by $38,036 to $64,650 compared to $26,614 for the six months ended October 31, 2003. This increase was primarily due to a revision in the asset retirement obligation which resulted in a charge to expense of $32,048 during the three months ended July 31, 2004.

     Interest expense for the six months ended October 31, 2004 increased by 22% to $132,956 from $109,305 for the same period in fiscal 2004. The increase was due primarily to the addition of a $250,000 line of credit with a bank in April 2004 and the addition of $700,000 in notes payable to investors during the current fiscal year.

         We adopted SFAS No. 143 effective May 1, 2003 and recorded a cumulative effect of change in accounting principle of $185,514 during the six months ended October 31, 2003.

Financial Condition and Capital Resources

     Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations. During the six months ended October 31, 2004 and 2003, the Company reported losses of $641,612 and $704,327, respectively. The Company's continuing negative operating results have produced a working capital deficit of $6,235,231 at October 31, 2004. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's long-term viability as a going concern is dependent upon the Company's ability to obtain sources of outside financing to support near term operations and to allow the Company to make strategic investments in new oil and natural gas prospects which will provide the Company the ability to increase profitability and sustain a cash flow level that will ensure support for continuing operations.

     For the past six months, the Company's oil and natural gas revenues have been sufficient to satisfy its oil and natural gas operating expenses and general and administrative expenses. The Company has funded the development of its oil and natural gas properties through additional borrowings under its line of credit and through short term investor notes. Additional equity funding will be required in the near term to meet the capital needs of the Company. The Company is evaluating various financing alternatives such as the issuance of debt, private placements of its common and preferred stock and joint ventures with industry partners. There is no guarantee that the Company will be successful in obtaining such financing, or that the terms of any financing which may be obtained will be on terms favorable to the Company. Any inability of the Company to raise additional capital will limit the development of most of its oil and natural gas properties and may prevent the Company from meeting its cash requirements. If the wells which are currently being brought into production through development and workovers perform as expected additional cash flows may be available; however, there is no assurance that such cash flows will in fact be available or that the wells will, in fact, perform as expected. In the absence of such well performance or financing, the company will not be able to meet its financial obligations.

     The Company is currently negotiating with many of the vendors for which accounts payable were assumed in prior asset acquisition transactions, and believes that a significant portion of these payables can be satisfied through the issuance of common stock.

Financing Arrangements

     The Company has a $10 million revolving credit line with an entity controlled by the brother of the Company's president. However, the borrowing base under the revolving credit line is $1,839,143 at October 31, 2004, which is equal to the outstanding balance. This principal balance plus unpaid interest is due at maturity on January 31, 2005. The borrowing base cannot be increased without the consent of the lender. The Company also has a $250,000 line of credit with a bank. The outstanding balance under this line of credit is $246,537 at October 31, 2004, and is due upon demand.

     The Company has outstanding production payments in the amount of $1,188,518 at October 31, 2004. The holders of such production payments have agreed to a temporary forbearance of the Company's obligation. If such forbearance is not continued, the Company will be required to remit the revenue from a substantial portion of the Company's production.

     From time to time the Company incurs notes payable to settle outstanding accounts payable and other liabilities, finance expenditures and generate working capital. The balances of such notes payable were $894,658 and $306,092 at October 31, 2004 and April 30, 2004, respectively.

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

Net Cash Provided by Operating Activities

     Cash flows provided by operating activities were $263,461 for the six months ended October 31, 2004 as compared to $365,452 for the six months ended October 31, 2003. This decrease was primarily due to the Company paying a substantial portion of ongoing operating expenses on a current basis which in the past were deferred for a longer period of time. Working capital decreased $404,560 during the six months ended October 31, 2003 compared to a decrease of working capital of $330,781 for the six months ended October 31, 2004. The Company's loss before cumulative effect of change in accounting principle increased to $641,612 for the six months ended October 31, 2004 from $518,813 for the six months ended October 31, 2003.

Net Cash Used in Investing Activities

     Cash flows used in investing activities increased to $1,017,665 for the six months ended October 31, 2004 from $132,203 for the six months ended October 31, 2003. This increase was due primarily to $972,306 in oil and natural gas capital expenditures incurred related to workovers and a recompletion performed on two wells in the Bateman Lake field.

Net Cash Provided by Financing Activities

     Net cash flows provided by financing activities totaled $673,972 for the six months ended October 31, 2004 primarily from borrowings under a new line of credit from a bank and notes payable to investors totaling $700,000. Net cash used by financing activities totaled $130,973 for the six months ended October 31, 2003 primarily from repayments of debt totaling $172,171 which were partially offset by sales of the Company's common stock totaling $63,750.

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

         We amortize natural gas and oil properties based on the unit-of-production method using estimates of proved reserve quantities. The amortizable base includes estimated future development costs and, where significant, dismantlement, restoration and abandonment costs, net of estimated salvage values. The depletion rates per Mcfe for the three and six months ended October 31, 2004 and 2003 were $1.00 and $0.65 and $1.04 and $0.65, respectively.

     We account for dispositions of natural gas and oil properties as adjustments to capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves. We have not had any transactions that significantly alter that relationship.

     The net capitalized costs of proved oil and natural gas properties are subject to a "ceiling test" which limits such costs to the estimated present value, discounted at a 10% interest rate, of future net revenues from proved reserves, based on current economic and operating conditions. If net capitalized costs exceed this limit, the excess is charged to operations through depletion, depreciation and amortization.

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

Acquisition of Oil and Natural Gas Properties

     On July 13, 2004, the Company entered into an option with CLK Energy, Inc. ("CLK"). Under the option, the Company has the right to purchase from CLK 50% of their interest in the Bayou Choctaw Field, located in the Iberville and West Baton Rouge Parishes of Louisiana for $1,250,000 and the assumption of a production payment of $1,500,000 payable contingent upon reaching 110% of payout of the Company's investment. The Company's investment is comprised of its original purchase price (as defined), value of common stock and warrants issued as purchase price consideration, and its commitment to fund $5,000,000 of workover and well development costs. Upon exercise of the option and completion of the purchase, the Company has agreed to reimburse CLK for its acquisition costs, as adjusted for intervening operations, and will deliver a commitment to fund future well workover and field development drilling totaling $5,000,000, as defined. Under the terms of the option, CLK was issued warrants to purchase 500,000 shares of the Company's common stock at an exercise price of $0.50 per share. Such warrants had a fair value of $215,000 which has been recorded as a noncurrent asset. Upon exercise of the option, such amount will be included in oil and natural gas properties as a component of the purchase price. If the option expires, the Company will expense the fair value of the warrants during the period in which the option expires. The option had an original expiration date of October 31, 2004 which was subsequently extended to December 10, 2004. On December 10, 2004, the Company notified CLK that it did not intend to exercise its option under the agreement. Accordingly, the fair value of the warrants of $215,000 has been charged to expense during the quarter ended

January 31, 2005. To fund this potential acquisition, the Company was simultaneously in the process of raising capital through a private placement memorandum. The Company incurred offering costs totaling $53,631 relating to this private placement memorandum which was capitalized as deferred offering costs. Due to the Company not exercising its option to purchase from CLK its 50% interest in the Bayou Choctaw Field the private placement memorandum was abandoned and the deferred offering costs were charged to expense during the quarter ended January 31, 2005.

Item 3.     Controls and Procedures

     In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 31, 2004 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

     There has been no change in our internal controls over financial reporting that occurred during the six months ended October 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

     In May, July and September of 2004, the Company issued a total of 528,653 shares of its common stock to Samuel M. Skipper under its Stock Appreciation Rights Plan.

     In June 2004, the Company issued 30,000 shares of its common stock to Marshall Smith in exchange for services valued at $17,100.

     In September of 2004, the Company issued a total of 56,906 shares of its common stock to Samuel M. Skipper as consideration for services valued at $28,453.

     In October 2004 the Company issued 100,000 shares of its common stock to the Bargus Partnership as consideration under the terms of a loan agreement.

     In October 2004 the Company issued 60,000 shares of its common stock to W. Douglas Moreland as consideration under the terms of a loan agreement.

     In October 2004 the Company issued 100,000 shares of its common stock to W. Ray Nesbitt as consideration under the terms of a loan agreement.

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

    (b) Reports on Form 8-K.

     The Company filed a Current Report on Form 8-K on September 8, 2004 announcing an extension of the option agreement with CLK.

     The Company filed a Current Report on Form 8-K on September 30, 2004 announcing a change in auditor from Comiskey and Company, P.C. to Pannell Kerr Forster of Texas, P.C.

     The Company filed a Current Report on Form 8-K on October 5, 2004 announcing an extension of the option agreement with CLK.


                                   SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         VTEX Energy, Inc.
                         (Registrant)

                         By       /S/ Stephen F. Noser
                                  --------------------------
                                  Stephen F. Noser
                                  President
                                  Principal Executive Officer
                                  Date:    December 21, 2004

                         By       /S/ Randal B. McDonald, Jr.
                                  ---------------------------
                                  Randal B. McDonald, Jr.
                                  Chief Financial Officer
                                  Principal Financial and Accounting Officer
                                  Date:    December 21, 2004