Form 10QSB
period 2005-01-31
VTEX ENERGY INC
filed 2005-04-15
CIK 1036265

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITITES EXCHANGE ACT OF 1934. For the quarter ended January 31, 2005

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

     As of March 9, 2005, there were 9,669,989 shares of common stock, $0.001 par value, outstanding.

Transitional Small Business Disclosure Format (Check one).

        Yes  |_|  No  |X|

                                VTEX ENERGY, INC.
                                   FORM 10-QSB
                     FOR THE QUARTER ENDED JANUARY 31, 2005


                                      INDEX
                                                                     PAGE
PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

          Consolidated Balance Sheets                                  3
               as of January31, 2005 and April 30, 2004

          Consolidated Statements of Operations                        5
               for the Three Months Ended January 31, 2005 and 2004

          Consolidated Statements of Operations                        6
               for the Nine Months Ended January 31, 2005 and 2004

          Consolidated Statements of Cash Flow                         7
               for the Nine Months Ended January 31, 2005 and 2004

          Notes to Consolidated Financial Statements                   8

     Item 2. Management's Discussion and Analysis of Financial        17
          Condition and Results of Operations

     Item 3. Procedures and Controls                                  23

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings                                        23

     Item 2. Changes in Securities and Use of Proceeds                23

     Item 3. Defaults Upon Senior Securities                          25

     Item 4. Submission of Matters to a Vote of Security Holders      25

     Item 5. Other Information                                        25

     Item 6. Exhibits and Reports on Form 8-K                         25

SIGNATURES                                                            26

CERTIFICATIONS

     Certification - Chief Executive Officer                          27

     Certification - Chief Financial Officer                          28

     Certification pursuant to 18 U.S.C. Section 1350, as
          adopted pursuant to Section 906 of the Sarbanes-Oxley
          Act of 2002                                                 29

    Certification pursuant to 18 U.S.C. Section 1350, as
          adopted pursuant to Section 906 of the Sarbanes-Oxley
          Act of 2002                                                 30

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                VTEX ENERGY, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                January 31, 2005  April 30, 2004
                                                 --------------   --------------
                                                   Unaudited

    ASSETS

 CURRENT ASSETS
    Cash                                         $      68,089    $     156,575
    Certificates of deposit                             98,917           75,000
    Accounts receivable, trade                          59,876          165,262
    Joint interest billings receivable                  82,592           25,865
    Note receivable                                       -              67,000
    Advances to related parties                           -              10,000
    Other current assets                                23,370           82,051
                                                 --------------   --------------
         Total current assets                          332,844          581,753
                                                 --------------   --------------

 OIL AND NATURAL GAS PROPERTIES - Full
    cost method of accounting                       18,519,574       16,883,114

    Less accumulated depletion,
       depreciation and amortization              (  1,493,283)    (  1,341,067)
                                                 --------------   --------------
          Oil and natural gas
             properties, net                        17,026,291       15,542,047
                                                 --------------   --------------

 OTHER ASSETS
    Other property and equipment, net of
       accumulated depreciation of $105,661
       and $91,720 at January 31, 2004 and
       April 30, 2004, respectively                     52,597           34,941
    Long term accounts receivable (net of
       allowance for doubtful accounts of
       $135,119 at January 31, 2004 and
       April 30, 2004)                                    -              28,000
    Deferred loan costs, net of accumulated
       amortization of $324,096 and $126,750
       at January 31, 204 and April 30, 2004,
       respectively                                     15,942          134,350
    Other assets                                        46,750           19,277
                                                 --------------   --------------
          Total other assets                           115,289          216,568
                                                 --------------   --------------
TOTAL ASSETS                                     $  17,474,424    $  16,340,368
                                                 ==============   ==============




               The accompanying notes are an integral part of the
                        consolidated financial statements

                                VTEX ENERGY, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                January 31, 2005  April 30, 2004
                                                 --------------   --------------
                                                   Unaudited


    LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
    Line of credit - related party               $   1,839,143    $   1,839,143
    Line of credit - bank                              246,537          100,000
    Notes payable, net of debt discount
       of $145,381 at January 31, 2005               1,042,096          306,092
    Production payments payable - related party        934,518          934,518
    Production payments payable                        305,503          254,000
    Accounts payable - trade                         1,310,044          681,744
    Royalties payable                                  752,112          654,191
    Working interest revenues payable                   69,856           94,232
    Taxes payable                                      201,727          201,478
    Advances from related parties                      244,906          252,406
    Accrued interest                                   632,946          486,043
                                                 --------------   --------------
          Total current liabilities                  7,579,388        5,803,847
                                                 --------------   --------------

 NONCURRENT LIABILITIES
    Asset retirement obligations                     1,209,617          940,337
                                                 --------------   --------------
          Total noncurrent liabilities               1,209,617          940,337
                                                 --------------   --------------

COMMITEMENTS AND CONTINGENCIES                           -                -

 STOCKHOLDERS' EQUITY
    Preferred stock class AA-1, cumulative
       convertible; $0.01 par value per
       share, 500,000 shares authorized;
       395,879 shares issued and outstanding             3,959            3,959
    Preferred stock class B, noncumulative
       nonconvertible; $0.001 par value per
       share, 500,000 shares authorized;
       500,000 shares issued and outstanding              500               500
    Common stock, $0.001 par value per share;
       150,000,000 shares authorized; 7,540,489
       and 5,848,681 shares issued and
       outstanding at January 31, 2004 and
       April 30, 2004, respectively                      7,540            5,849
    Additional paid-in capital                      30,660,762       29,894,123
    Accumulated deficit                           ( 21,987,342)    ( 20,308,247)
                                                 --------------   --------------
          Total stockholders' equity                 8,685,419        9,596,184
                                                 --------------   --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $  17,474,424    $  16,340,368
                                                 ==============   ==============





               The accompanying notes are an integral part of the
                       consolidated financial statements

                                VTEX ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                 Three Months Ended January 31,
                                                 -------------------------------
                                                      2005             2004
                                                      ----             ----
                                                                    (Restated)

REVENUES
   Oil sales                                     $        -    $         53,739
   Natural gas sales                                   140,362          204,624
                                                 --------------   --------------
         Total Revenues                                140,362          258,363
                                                 --------------   --------------

EXPENSES
   Lease operating expense                             123,980          141,190
   Production taxes                                     22,811           33,109
   Depletion expense                                    21,701           85,930
   General and administrative expense                  769,216          190,185
   Accretion expense                                    18,843           13,307
                                                 --------------   --------------
         Total operating expenses                      956,551          463,721
                                                 --------------   --------------

OTHER INCOME (EXPENSE)
   Other income                                          4,690              274
   Interest expense                               (    193,324)    (     52,435)
                                                 --------------   --------------
         Total other income (expense)             (    188,634)    (     52,161)
                                                 --------------   --------------

NET LOSS                                         $(  1,004,823)   $(    257,519)
                                                 ==============   ==============

NET LOSS PER SHARE - Basic and Diluted           $(       0.14)   $(       0.06)
                                                 ==============   ==============

WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING                                7,099,719        4,413,959
                                                 ==============   ==============




               The accompanying notes are an integral part of the
                       consolidated financial statements

                                VTEX ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                  Nine Months Ended January 31,
                                                 -------------------------------
                                                      2005             2004
                                                      ----             ----
                                                                    (Restated)

REVENUES
   Oil sales                                     $      57,321    $     233,324
   Natural gas sales                                   834,227          737,753
                                                 --------------   --------------
         Total Revenues                                891,548          971,077
                                                 --------------   --------------

EXPENSES
   Lease operating expense                             374,529          438,764
   Production taxes                                    101,346          106,803
   Depletion expense                                   152,216          176,923
   General and administrative expense                1,519,953          824,156
   Accretion expense and revisions                      83,493           39,921
                                                 --------------   --------------
         Total operating expenses                    2,231,537        1,586,567
                                                 --------------   --------------
OTHER INCOME (EXPENSE)
   Other income                                         12,111              898
   Interest expense                               (    351,217)    (    161,740)
                                                 --------------   --------------
         Total other income (expense)             (    339,106)    (    160,842)
                                                 --------------   --------------
Loss Before Cumulative Effect of Change
   in Accounting Principle                        (  1,679,095)    (    776,332
Cumulative Effect of Change in Accounting
   Principle                                              -        (    185,514)
                                                 --------------   --------------
NET LOSS                                         $(  1,679,095)   $(    961,846)
                                                 ==============   ==============

NET LOSS PER SHARE - Basic and Diluted
   Loss Before Cumulative Effect of Change
      in Accounting Principle                    $(       0.25)   $(       0.16)
   Cumulative Effect of Change in Accounting
      Principle                                            -       (       0.03)
                                                 --------------   --------------
   Net Loss                                      $(       0.25)   $(       0.19)
                                                 ==============   ==============

WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING                                6,606,306        4,979,108
                                                 ==============   ==============




               The accompanying notes are an integral part of the
                       consolidated financial statements

                                VTEX Energy, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)


                                                  Nine Months Ended January 31,
                                                 -------------------------------
                                                      2005             2004
                                                      ----             ----

 CASH FLOWS FROM OPERATING ACTIVITIES
    Net Loss                                     $(  1,679,095)   $(    961,846)
    Adjustments to reconcile net loss to net
       cash provided by operating activities
          Cumulative effect of change in
             accounting principle                         -             185,514
          Depletion expense                            152,216          176,923
          Amortization of deferred loan costs          333,065             -
          Depreciation expense                          13,941           10,416
          Bad debt expense                              28,000             -
          Accretion expense and revisions               83,493           39,921
          Common stock issued for services             220,350          366,767
          Advances to related party applied to
             travel costs                               92,655             -
          Deferred offering costs expensed             156,744             -
          Write off option to purchase oil and
             natural gas properties                    215,000             -
    Changes in operating assets and liabilities
          Accounts receivable, trade                    48,659           85,294
          Other assets                                  31,208             -
          Accounts payable - trade                     601,242     (      2,807)
          Royalties and working interest
             revenues payable                           73,545          119,359
          Other current liabilities                    198,655          171,675
                                                 --------------   --------------
Net cash provided by operating activities              569,678          191,216
                                                 --------------   --------------

 CASH FLOWS FROM INVESTING ACTIVITIES
    Investment in certificates of deposit         (     23,917)            -
    Oil and natural gas capital expenditures      (  1,428,173)    (    172,426)
    Proceeds from sales of oil and natural
       gas properties                                     -               5,100
    Asset retirement obligations paid             (     22,500)            -
    Purchase of property and equipment, other     (     31,597)    (     20,000)
    Payments received on note receivable                67,000             -
    Advances to related party                     (    170,155)            -
    Payments received on advances to
       related party                                    87,500             -
                                                 --------------   --------------
Net cash used in investing activities             (  1,521,842)    (    187,326)
                                                 --------------   --------------

 CASH FLOWS FROM FINANCING ACTIVITIES
    Borrowings on notes payable                      1,002,500          184,356
    Repayments of notes payable                   (    121,115)    (    144,567)
    Borrowings on lines of credit                      149,300           25,000
    Repayments of lines of credit                 (      2,763)    (     50,000)
    Repayments of advances from related parties   (      7,500)    (     30,000)
    Deferred offering costs                       (    156,744)            -
    Proceeds from issuance of common stock                -              63,750
                                                 --------------   --------------
Net cash provided by financing activities              863,678           48,530
                                                 --------------   --------------

 NET DECREASE IN CASH
    AND CASH EQUIVALENTS                          (     88,486)          52,429

 CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD                                156,575           14,542
                                                 --------------   --------------

 CASH AND CASH EQUIVALENTS,
    END OF PERIOD                                $      68,089    $      66,971
                                                 ==============   ==============



               The accompanying notes are an integral part of the
                       consolidated financial statements

                                VTEX Energy, Inc.
              Notes to Unaudited Consolidated Financial Statements
                                January 31, 2005


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

Restatement

The Company's financial statements for the quarters ended July 31, 2003, October 31, 2003 and January 31, 2003 reflected $200,000 in income related to forgiveness of debt. Such amount was reflected as additional paid in capital in the financial statements contained in the Company's Form 10-KSB for the year ended April 30, 2004. Accordingly the Company's Consolidate Statements of Operations for the nine months and the three months ended January 31, 2004 have been restated to conform to this presentation.Changes in Accounting Principles

Going Concern

For the year ended April 30, 2004 our independent registered public accounting firm issued a going concern opinion. As shown in the financial statements, the Company has historically incurred net losses from operations and has incurred net losses of approximately $1,594,000 and $962,000 for the nine months ended January 31, 2005 and 2004, respectively, and losses are expected to be incurred in the near term. Current liabilities exceeded current assets by approximately $7,161,000 and $5,222,000 at January 31, 2005 and April 30, 2004, respectively, and the accumulated deficit is approximately $21,902,000 at January 31, 2005. Amounts outstanding and payable to creditors are in arrears and the Company is in negotiations with creditors to obtain extensions and settlements of outstanding amounts. Management anticipates that significant additional expenditures will be necessary to develop the Company's properties, which consist primarily of proved reserves that are non-producing, before significant positive operating cash flows will be achieved. Without outside investment from the sale of equity securities or debt financing our ability to execute our business plan will be limited. These factors are an indication that the Company may be unable to continue in existence.

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

Oil and Natural Gas Properties

The Company follows the full cost method of accounting for its oil and natural gas properties. All costs associated with property acquisition, exploration, and development activities are capitalized in a single cost center located within the United States. Internal costs directly identified with the acquisition, exploration and development activities of the Company are also capitalized. Capitalized costs are amortized on the unit-of-production basis using proved oil and natural gas reserves. Capitalized costs are subject to a "ceiling test" and limited to the present value of estimated future net revenues less estimated future expenditures using a discount factor of ten percent. Should capitalized costs exceed the present value of our reserves discounted at ten percent the excess is charged to operations. Once incurred, an impairment of oil and natural gas properties can not be reversed at a later date. Impairment of oil and natural gas properties is assessed on a quarterly basis in conjunction with our quarterly filings with the SEC. Sales of proved and unproved oil and natural gas properties are treated as reductions of the capitalized cost pool, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves. At January 31, 2005 and April 30, 2004, there were no costs of unproved properties or major development projects included in the capitalized cost pool. The depletion rates per Mcfe for the three and nine months ended January 31, 2005 and 2004 were $1.06 and $1.05 and $1.69 and $0.93, respectively.

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

Asset Retirement Obligations

The Company records a liability for legal obligations associated with the retirement of tangible long-lived assets in the period in which they are incurred in accordance with SFAS No. 143 "Accounting for Asset Retirement Obligations." The Company adopted this policy effective May 1, 2003, using a cumulative effect approach to recognize transition amounts for asset retirement obligations ("ARO"), asset retirement costs and accumulated accretion and depletion. Under this method, when liabilities for dismantlement and abandonment costs, excluding salvage values, are initially recorded the carrying amount of the related oil and natural gas properties are increased. Accretion of the liability is recognized each period using the interest method of allocation, and the capitalized cost is depleted over the useful life of the related asset. Revisions to such estimates are recorded as adjustments to the ARO, capitalized asset retirement costs and charges to operations during the periods in which they become known. At the time the abandonment cost is incurred, the Company will be required to recognize a gain or loss if the actual costs do not equal the estimated costs included in ARO (see Note 6).

Stock-Based Compensation

The Company accounts for stock based compensation to employees under the fair value method prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation." Under the fair value method, compensation cost is measured at the grant date of each common stock option or warrant awarded based on the fair value of the award and is recognized over the vesting period, which is usually the service period. For common stock options and warrants, fair value is determined using the Black-Scholes option-pricing model that takes into account the common stock market price at the grant date, the exercise price, the expected life of the common stock option or warrant, the market volatility of the underlying common stock, the dividend yield and the risk-free interest rate over the expected life of the common stock option or warrant. The fair value of a common stock option or warrant is estimated at the grant date and is not subsequently adjusted for changes in the assumptions used.

Loss Per Share

Loss per share has been calculated using the weighted average number of shares outstanding. Outstanding warrants and other potentially dilutive securities have been excluded from the calculation of loss per share, as their effect would be anti-dilutive due to the Company incurring a net loss for all periods presented. At January 31, 2005 and 2004, there are 250,000 warrants that are potentially dilutive common shares.

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

The following is a summary of all payments made for interest and significant noncash financing activities for the nine months ended January 31, 2005 and 2004, respectively.


         Supplemental Disclosures of Cash Flow Information:
                                                           Nine Months Ended
                                                              January 31,
                                                           -----------------
                                                           2005         2004
                                                           ----         ----
Cash Payments
   Interest                                           $    15,816   $     9,685

Noncash financing activities
   Accrued interest converted into production
      payments                                        $    51,503   $      -
   Common stock issued for services                   $   220,350   $   366,767
   Common stock and warrants issued to note holders
      recorded as debt discounts                      $   261,925   $      -
   Common stock and warrants issued for debt
      extensions and a guarantee                      $    57,313   $      -
   Common stock issued to settle accounts payable     $    13,743   $      -
   Common stock warrants issued for option to
      purchase oil and natural gas properties         $   215,000          -
   Stock appreciation rights issued for accrued
      payroll and advances from related parties       $      -      $   240,000
   Oil and natural gas properties sold for the
      assumption of accounts payable                  $      -      $   500,278
   Common stock issued for the purchase of
      other assets                                    $      -      $    27,500

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

Note 3.  Certificates of Deposit

At January 31, 2005 and April 30, 2004, the Company had certificates of deposit totaling $98,917 and $75,000, respectively. Such certificates bore interest at a rate of approximately 1.1% at January 31, 2005 and April 30, 2004. The maturity dates of the certificates ranged from February 8, 2005 to March 20, 2005. The certificates of deposit are collateral for letters of credit, with expiration dates corresponding to the maturity dates of the certificates, issued in favor of governmental agencies in states in which the Company operates wells. It is anticipated that such certificates of deposit and the corresponding letters of credit will be renewed at maturity.

Note 4.  Acquisitions of Oil and Natural Gas Properties

On July 13, 2004, the Company entered into an option with CLK Energy, Inc. ("CLK"). Under the option, the Company had the right to purchase from CLK 50% of their interest in the Bayou Choctaw Field, located in the Iberville and West Baton Rouge Parishes of Louisiana for $1,250,000 and the assumption of a production payment of $1,500,000 payable contingent upon reaching 110% of payout of the Company's investment. Under the terms of the option, CLK was issued warrants to purchase 500,000 shares of the Company's common stock at an exercise price of $0.50 per share. Such warrants had a fair value of $215,000 which was recorded as a noncurrent asset. The asset was charged to expense during the quarter ended January 31, 2005 due to the expiration of the option. To fund this potential acquisition, the Company was simultaneously in the process of raising capital through a private placement memorandum. The Company incurred offering costs totaling $156,744 relating to this private placement memorandum which was initially capitalized as deferred offering costs to be offset with the proceeds when they are received. Due to the Company not exercising its option to purchase from CLK its 50% interest in the Bayou Choctaw Field the private placement memorandum was abandoned and the deferred offering costs were charged to expense during the quarter ended January 31, 2005.


Note 5.  Debt

Total debt at January 31, 2005 and April 30, 2004 consists of the following:

                                        January 31, 2005   April 30, 2004
                                         --------------    --------------

       Lines-of-credit                   $   2,085,680     $   1,939,143
       Production payments payable           1,240,021         1,188,518
       Other notes payable                   1,042,096           306,092
                                         --------------    --------------
                                             4,367,797         3,433,753
       Less current portion             (    4,367,797)     (  3,433,753)
                                        ---------------    --------------
                                        $        -         $      -
                                        ===============    ==============

Lines of Credit

The Company has a $10.0 million revolving credit line with an entity controlled by the brother of the Company's president. The borrowing base under this revolving credit line is $1,839,143 at January 31, 2005, which is equal to the outstanding balance and cannot be increased without the consent of the lender. The line of credit is secured by all of the Company's oil and natural gas properties and bears interest at the rate of 7.5%. Accrued interest on the line of credit totaled $353,069 and $248,767 at January 31, 2005 and April 30, 2004, respectively. Under the currently scheduled reductions in the borrowing base, the principal balance and unpaid interest was due at maturity on January 31, 2005 and is currently due on demand. The Company is currently negotiating with the lender to restructure the terms of the note and extend the maturity date. However, there can be no assurance that such a restructuring will occur, or that its terms will be favorable to the Company.

On April 8, 2004, the Company entered into a $250,000 revolving credit agreement with Hibernia Bank. The note has been guaranteed by a private investor who received 100,000 shares of the Company's common stock with a fair value of $49,000 as consideration for such guarantee. The fair value of the common stock was expensed when incurred. Interest on this note is payable monthly at a floating rate of prime plus 1.097% (6.347% and 5.097% at January 31, 2005 and April 30, 2004, respectively.) The outstanding balance under the note, which was $246,537 and $100,000 at January 31, 2005 and April 30, 2004, respectively, is due upon demand.

Other Notes Payable

Included in other notes payable are unsecured 10% to 13.6% notes issued to vendors in settlement of accounts payable. Certain of the notes are past their due dates and are due on demand. These notes totaled $42,850 at January 31, 2005 and April 30, 2004, respectively.

Also included in other notes payable is a financing obligation for insurance premiums, payable in monthly installments, with interest at 5.57%, through October 2004 and was paid in full. Such obligation had a balance of $63,242 at April 30, 2004.

In November, 2003, the Company issued a note payable for the purchase of seismic data. The note was payable in monthly installments, with interest at 6%, matured on August 21, 2004 and was paid in full in November 2004. Such note had a balance of $10,000 at April 30, 2004.

In March, 2004, the Company issued a $150,000 note payable to Mustang Island Gathering, LLC (the "LLC") for indemnification of litigation settlement costs. Mustang Island Gathering, LLC purchases the natural gas produced from the Company's Mustang Island property, and the Company is an approximate 10% owner in the LLC. The note is payable in monthly installments, with interest at 4.5%, at the rate of $0.03 per MCF of natural gas purchased, beginning with April 2004 production The balance due under the note was $102,127 and $150,000 at January 31, 2005 and April 30, 2004, respectively.

During October and November of 2003, the Company issued a series of 12% notes totaling $40,000 to investors for working capital loans. The Company also issued the investors 40,000 shares of its common stock. The stock issued was recorded at its fair market value of $27,600 and treated as deferred loan cost which is being amortized over six months. The notes were due on dates ranging from April 29, 2004 to May 26, 2004. The Company subsequently reached agreement with the investors to extend the due dates of the notes to dates ranging from May 5, 2005 to May 27, 2005 in return for the issuance of 43,750 shares of its common stock. The stock issued was recorded at its fair market value of $15,313 and treated as deferred loan cost which is being amortized over one year.

During the period June through November of 2004, the Company issued a series of 12% notes totaling $1,002,500 to investors for working capital purposes. The Company also provided for the issuance to the investors of 432,500 shares of its common stock with a fair value of $221,125 and warrants to purchase 190,000 shares of the Company's common stock at $0.50 per share with a fair value of $90,500 which expire on dates ranging from June 18, 2006 to November 22, 2006. The common stock and warrants were recorded at their fair value and treated as a debt discount which is being amortized over the term of the loan. As of January 31, 2005, there were 80,000 shares of the common stock that had not been issued. These shares, with a fair value of $40,800, have been accrued as a current liability and recorded as a debt discount. Interest on the notes is payable quarterly and the principal balances mature on dates ranging from June 18, 2005 to November 22, 2005. Unamortized debt discount was $145,381 at January 31, 2005.

Production Payments Payable

During October and November of 2000, the Company issued 31,687 shares of its common stock and undivided working interests, ranging from 3.7% to 4.4%, in three nonproducing wells in the Mustang Island Field to private investors for total cash consideration of $254,000. The proceeds were used to fund development of the wells. The investors are entitled to recoup their investment out of 100% of the future production, if any, from the wells. These transactions were treated, by the Company, as loans repayable out of production from designated wells for accounting purposes. The stock issued was recorded at its fair market value as a loan cost which has been fully amortized. The production loans began accruing interest on January 1, 2001 at 5.25% and accrued interest on the loans totaled $1,990 and $44,103 at January 31, 2005 and April 30, 2004, respectively. Although certain of the wells covered by the production loans have been producing, the Company has not made any principal payments under the loans. In January and February of 2004, the Company issued the holders of the production loans 100,000 shares of the Company's common stock in return for their forbearance under the production loans until the earlier of the first month following the month in which the Company has positive cash flow or August 1, 2004. The stock issued was recorded at its fair market value of $57,500 and treated as deferred loan cost which was amortized over six months. In December of 2004, the Company reached an agreement with the holders of the loans to increase the interest rate to 6%, begin paying interest monthly on the loans and to convert the accrued interest of $51,503 into principal. Negotiations between the Company and the holders of the loans are being held on further restructuring of the terms of the loans. However, there can be no assurance that any such restructuring will occur.

In December 2000, the Company issued an undivided 10% interest in six wells located in the Mustang Island Field to Old Jersey Oil Ventures, LLC for cash consideration of $1,000,000. The brother of the president of the Company is a principal in Old Jersey Oil Ventures, LLC. Old Jersey Oil Ventures, LLC is entitled to recoup its investment out of future production from the wells in the Mustang Island Field. The transaction was treated, by the Company, as a loan repayable out of production from designated wells for accounting purposes. The production loan began accruing interest on January 1, 2001 at 5.25% and accrued interest on the loan totaled $228,475 and $191,376 at January 31, 2005 and April 30, 2004, respectively. The balance due under the production loan was $934,518 at January 31, 2005 and April 30, 2004. In March, 2004, the Company issued Old Jersey Oil Ventures, LLC 400,000 shares of the Company's common stock in return for forbearance under the production payment until the earlier of the first month following the month in which the Company has positive cash flow or August 1, 2004. The stock issued was recorded at its fair market value of $176,000 and treated as a deferred loan cost which was amortized over five months. Forbearance under the production loan has continued under a verbal agreement between the Company and Old Jersey Oil Ventures, LLC while discussions are being held on restructuring the terms of the loans. However, there can be no assurance that any restructuring will occur.

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

The estimated liability is based on historical experience in plugging and abandoning wells and associated pipelines, platforms, and equipment, estimated remaining lives of those wells based on reserve estimates and federal and state regulatory requirements. The liability is discounted using an assumed credit-adjusted risk-free rate of 7.5%. Revisions to the liability could occur due to changes in estimates of plugging and abandonment costs, changes in the risk-free rate or remaining lives of the wells, or if federal or state regulators enact new plugging and abandonment requirements. At the time the abandonment cost is incurred, the Company will be required to recognize a gain or loss if the actual costs do not equal the estimated costs included in the ARO.

The adoption of SFAS No. 143 was effective beginning May 1, 2003 and resulted in an adjustment to record (1) an $887,110 ARO, (2) a $736,455 increase in the carrying value of proved properties, (3) a $34,859 increase in accumulated depletion, and (4) a $185,514 one-time cumulative effect of change in accounting principle.

The following table describes all changes to the Company's ARO liability:

                                                 Nine Months Ended January 31,
                                              ----------------------------------
                                                    2005              2004
                                                    ----              ----

Beginning asset retirement obligations        $     940,337     $       887,110
   Accretion expense                                 83,493              39,921
   Revision of previous estimates                   208,287                -
   Asset retirement costs incurred             (     22,500)               -
                                              --------------    ----------------
Ending asset retirement obligations           $   1,209,617     $       927,031
                                              ==============    ================

Note 7. Commitments and Contingencies

The Texas Railroad Commission declined a request by the Company for a reduction in bonding requirements which were recently increased by the State of Texas for operators of certain wells located in offshore and bay State of Texas waters. The Company is working on obtaining a bond at this increased level but does not have such bond in place at this time. The Company will request reconsideration by the Texas Railroad Commission of this decision. Until a final decision in this matter, the Company will be allowed to continue its operations under its current bond. Should the Company not be successful in reducing the bond level, or in the alternative obtaining a bond at the increased level, or provide other satisfactory security the Company could outsource offshore operations of the property

In June 2001, the Company entered into a long-term lease for office space with an annual rent of $65,124. Rent expense for the three and nine months ended January 31, 2005 and 2004 was $16,281 and $48,843 and $16,281 and $48,843,
respectively. As of January 31, 2005, future minimum lease payments under this lease were as follows:

              Fiscal Year
            Ended April 30,
            ---------------

                  2005                   $    16,281
                  2006                        65,124
                  2007                        16,281
                                         -------------
                  Total                  $    97,686
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

Note 8.  Stockholder's Equity

Preferred Stock

The Company is authorized to issue 3,000 shares of Class A-1 Cumulative Convertible Preferred Stock (Class A-1 Preferred Stock). Class A-1 Preferred Stock was issued for $1,000 per share and is entitled to receive cumulative cash dividends at the annual rate of 8% payable annually in arrears commencing December 1, 2001 when and as declared by the Board of Directors. All shares of Class A-1 Preferred Stock were issued to the Company's secured lender on December 27, 2000 as consideration for a $3,000,000 reduction in the Company's secured indebtedness. On January 16, 2003 all shares of the Class A-1 Preferred Stock, and accrued and unpaid dividends in the amount of $510,000 were converted into 2,361,439 shares of the Company's common stock. On August 8, 2003, the Company completed a transaction with Wachovia Bank whereby the Company acquired all of the bank's holdings in VTEX Energy, Inc. securities, which consisted of 2,369,033 shares of the Company's common stock, and received cancellation of a

$250,000 note payable to the bank in return for a payment of $50,000 and warrants to purchase up to 250,000 shares of the Company's common stock at $0.10 per share until August 8, 2006. The warrants were valued at $200,000, which approximates their fair value using the Black-Scholes option pricing model. These warrants were recorded as additional paid in capital.

The Company is authorized to issue 500,000 shares of Class AA-1 Cumulative Convertible Preferred Stock (Class AA-1 Preferred Stock). Class AA-1 Preferred Stock has a par value of $0.01 per share and is entitled to receive cumulative dividends at the rate of 10% payable annually in shares of Class AA-1 Preferred Stock (or 39,588 shares) when and as declared by the Board of Directors. At January 31, 2005, no dividends have been declared. All shares of Class AA-1 Preferred Stock were issued to holders of judgment liens against the Company, in the amount of $395,879, on April 15, 2004 and remain outstanding. The holders of the Class AA-1 Preferred Stock are, upon the liquidation of the Company, entitled to receive $1.00 per share. Alternatively, and at the sole option of the holders, the holders of the Class AA-1 Preferred Stock, upon the liquidation of the Company, may retain the rights provided under the original judgment liens. The Class AA-1 Preferred Stock is redeemable in whole or in part at any time, at the option of the Company, at $1.00 per share. The holders of the Class AA-1 Preferred Stock are entitled to a 20 day written notice of the Company's intent to redeem and the opportunity to convert the Class AA-1 Preferred Stock into common stock of the Company. The Class AA-1 Preferred Stock is convertible by the holder into common stock of the Company at any time. Each share of Class AA-1 Preferred Stock is convertible into one share of the Company's common stock, adjusted for stock dividends and stock splits. The holders of Class AA-1 Preferred Stock have no voting rights except as expressly required by Nevada law. The Class AA-1 Preferred Stock is senior to all other series of preferred stock and all of the Company's common stock.

The Company is authorized to issue 500,000 shares of Class B Preferred Stock, par value $0.001 per share. The holders of Class B Preferred Stock are not entitled to receive any dividends. As of January 31, 2005 and April 30, 2004, 500,000 shares of the Class B Preferred Stock were issued and outstanding. The Class B Preferred Stock is redeemable in whole, but not in part, at the option of the Company by resolution of the Company's Board of Directors at anytime at $1.00 per share. Each share of Class B Preferred Stock has voting rights equal to 100 shares of the Company's common stock. The holders of Class B shares are entitled to elect at least two directors to the Board of Directors of the Company. The holders of Class B Preferred Stock voting as a class will have the right to remove without cause at any time and replace any director such holders have elected.

Common Stock

The Company has 150,000,000 shares of authorized $0.001 par value common stock, of which 7,540,489 and 5,848,681 shares were issued and outstanding at January 31, 2005 and April 30, 2004, respectively.

During the nine months ended January 31, 2005, the Company issued 579,999 shares of its common stock having a fair value of $220,350 for services and 50,000 shares of the Company's common stock having a fair value of $13,743 to settle outstanding accounts payable.

During the nine months ended January 31, 2005, the Company issued 432,500 shares of its common stock having a fair value of $221,125 to investors under the terms of notes payable. In addition, the Company is obligated to issue an additional 80,000 shares of its common stock to investors under the terms of notes payable. The unissued common stock has a fair value of $40,800 which has been accrued as a liability.

During the nine months ended January 31, 2005, the Company issued 100,000 shares of its common stock having a fair value of $49,000 to a private investor as consideration for providing a guarantee on its line of credit with a bank.

During the nine months ended January 31, 2005, the Company issued 43,750 shares of its common stock having a fair value of $15,313 to investors in order to extend the due dates of notes payable.

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

During the nine months ended January 31, 2005, the Company issued warrants to purchase 190,000 shares of its common stock at $0.50 per share to investors under the terms of notes payable. The warrants had a fair value of $90,500 and expire on dates ranging from June 18, 2006 to November 22, 2006.

Stock Appreciation Rights

On December 5, 2003, the Company granted stock appreciation rights on 1,000,000 shares of the Company's common stock to a former officer and director of the Company in exchange for the cancellation of $503,975 in debt. Such debt consisted of $397,092 in advances made to the Company and $106,883 in accrued salary. The stock appreciation rights are fully vested, have a grant price of $0.10 per share and expire on December 5, 2013. The exercise price of the stock appreciation rights is equal to the average of the means between the high and low trading prices of the Company's common stock for the ten consecutive trading days immediately preceding the date of exercise. Upon the exercise of the stock appreciation rights, the grantee is due the difference between the exercise price and the grant price multiplied by the number of stock appreciation rights being exercised. The Company, at its sole option, may elect to pay the grantee in shares of the Company's common stock valued at the exercise price. The stock appreciation rights were valued at $240,000, on the date of grant, using the Black-Scholes option pricing model. The difference between the value of the stock appreciation rights and the debt cancelled has been recorded as a contribution of capital. During the nine months ended January 31, 2005, the grantee has exercised 652,833 stock appreciation rights receiving 528,653 shares of the Company's common stock in lieu of cash settlement. As of January 31, 2005, there remains no stock appreciation rights to be exercised. The Company has elected to pay all of the stock appreciation rights by the issuance of the Company's common stock. The Company also issued an additional 56,906 shares of common stock with a fair value of $28,453 to the grantee as consideration for services.

Note 9.  Related Party Transactions

From time to time, officers, directors and shareholders of the Company make unsecured advances to the Company and receive advances from the Company. The Company made repayments of such advances in the amount of $7,500 and $30,000 during the nine months ended January 31, 2005 and 2004, respectively. The balance of advances from related parties was $244,906 and $252,406 at January 31, 2005 and April 30, 2004, respectively. Additionally, during the nine months ended January 31, 2005, the Company received repayment of advances to related parties of $35,000 and made advances to related parties of $170,155. During the nine months ended January 31, 2005, advances to a related party of $92,655 was utilized to reimburse travel costs and was charged to expense.

The Company is obligated under a line of credit to an entity controlled by the brother of the Company's president. At January 31, 2005 and April 30, 2004, the balance due under line of credit was $1,839,143. The line of credit bears interest at the rate of 7.5% and was due on January 31, 2005. Accrued interest on the loan totaled $353,069 and $248,767 at January 31, 2005 and April 30, 2004, respectively. The Company is currently negotiating with the lender to restructure the terms of the note and extend the maturity date. However, there can be no assurance that such a restructuring will occur, or that its terms will be favorable to the Company.

The Company is obligated under a production payment to an entity whose principal is the brother of the Company's president. At January 31, 2005 and April 30, 2004, the balance due under such production payment was $934,518. Such production loan began accruing interest on January 1, 2001 at 5.25%. Accrued interest on the loan totaled $228,475 and $191,376 at January 31, 2005 and April 30, 2004, respectively.

In March, 2004, the Company issued a $150,000 note payable to Mustang Island Gathering, LLC for indemnification of litigation settlement costs. Mustang Island Gathering, LLC purchases the natural gas produced from the Company's Mustang Island property, and the Company is an approximate 10% owner in the LLC. The note is payable in monthly installments, with interest at 4.5%, at the rate of $0.03 per MCF of natural gas purchased, beginning with April 2004 production. The balance due under the note was $102,127 and $150,000 at January 31, 2005 and April 30, 2004, respectively.

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

Forward-Looking Statements

     The statements contained in all parts of this document, including, but not limited to, those relating to our outlook, including any expectations regarding increases in our liquidity or available credit, our ability to access the capital markets to raise additional capital, our drilling plans, capital expenditures, future capabilities, the sufficiency of capital resources and liquidity to support working capital and capital expenditure requirements, reinvestment of cash flows, use of NOLs, tax rates, the outcome of litigation and audits, and any other statements regarding future operations, financial results, business plans, sources of liquidity and cash needs and other statements that are not historical facts are forward looking statements. When used in this document, the words "anticipate," "estimate," "expect," "may," "project," "believe," "budgeted," "intend," "plan," "potential," "forecast," "might," "predict," "should" and similar expressions are intended to be among the statements that identify forward looking statements. Such statements involve risks and uncertainties, including, but not limited to, those relating to the results of and our dependence on our exploratory and development drilling activities, the volatility of oil and natural gas prices, the need to replace reserves depleted by production, operating risks of oil and natural gas operations, our dependence on key personnel, our reliance on technological development and possible obsolescence of the technology currently used by us, the significant capital requirements of our exploration and development and technology development programs, the potential impact of government regulations and liability for environmental matters, results of litigation and audits, expansion of our capital budgets, our ability to manage our growth and achieve our business strategy, competition from larger oil and natural gas companies, the uncertainty of reserve information and future net revenue estimates, property acquisition risks and other factors detailed in this Form 10QSB for the quarterly period ended January 31, 2005 and in our Form 10-KSB/A for the year ended April 30, 2004 and other filings with the SEC ("SEC"). Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. All subsequent written and oral forward-looking statements attributable to the Company or the persons acting on its behalf are expressly qualified in their entirety by the reference to these risks and uncertainties.

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

                                                                Percent of          Percent of        Percent of
                                                              April 30, 2004          Revenue          Revenue
                                                             Estimated Future      Nine Months       Nine Months
                                                              Net Cash Flows           Ended            Ended
          Field                       Location               Discounted at 10%   January 31, 2005  January 31, 2004
          -----                       --------               -----------------     -------------    -------------
Bateman Lake               St. Mary Parish, Louisiana             66.62%              18.50%            20.66%

Mustang Island 818-L       State Waters Offshore Texas            33.38%              81.50%            53.71%

Properties Sold            Various                                   -                   -              25.63%

Results of Operations

Three Months Ended January 31, 2005 Compared to Three Months Ended January 31, 2004

     Oil and natural gas revenues for the three months ended January 31, 2005 decreased 46% to $140,362, compared to $258,363 for the same period in fiscal 2004. Production volumes for natural gas during the three months ended January 31, 2005 decreased 49%, to 20,421 Mcf, compared to 39,670 Mcf for the three months ended January 31, 2004. Average natural gas prices for the three months ended January 31, 2005 increased 33% to $6.87 per Mcf, compared to $5.16 per Mcf for the same period in fiscal 2004. Production volumes for oil for the three months ended January 31, 2005 decreased 100% from 1,867 barrels produced during the three months ended January 31, 2004. Average oil prices for the three months ended January 31, 2004 were $28.78 per barrel. The decrease in oil and natural gas production was primarily due to declines in production from the main oil producing well at the Bateman Lake Field, which was partially offset by the increase in natural gas prices.

     The following table summarizes production volumes, average sales prices and operating revenues for the Company's oil and natural gas operations for the three months ended January 31, 2005 and 2004.

                                                                                2005 Period
                                                                        Compared to 2004 Period
                                Three Months Ended January 31,     --------------------------------
                               --------------------------------       Increase         % Increase
                                    2005              2004            Decrease)         (Decrease)
                               --------------    --------------    --------------    --------------
Production volumes -
   Oil (Bbls)                           -                1,867      (      1,867)     (       100%)
   Natural Gas (Mcf)                  20,421            39,670      (     19,249)     (        49%)
Average sales prices -
   Oil (per Bbl)               $        -        $       28.78     $(      28.78)     (       100%)
   Natural gas (per Mcf)                6.87              5.16              1.71               33%
Operating revenue
   Oil                         $        -        $      53,739     $(     53,739)     (       100%)
   Natural gas                       140,362           204,624      (     64,262)     (        31%)
                               --------------    --------------    --------------
                               $     140,362     $     258,363     $(    118,001)     (        46%)
                               ==============    ==============    ==============

     Production expenses for the three months ended January 31, 2005 decreased 16% to $146,791 compared to $174,299 for the same period in fiscal 2004. Production expense per equivalent unit increased to $7.20 per Mcfe for the three months ended January 31, 2005 compared to $3.45 in the same period in fiscal

2004.  This increase in  production  expense per Mcfe is caused by the effect of
fixed  lease  operating  expenses  combined  with  a  significant   decrease  in
production  volumes.

     Depletion expense decreased from $85,930 for the three months ended January 31, 2004 to $21,701 for the three months ended January 31, 2005. This 75% decrease was primarily due to a 60% decrease in Mcfe production volumes and a positive revision in reserve volume estimates since April 30, 2003 which decreased the depletion rate on an Mcfe basis.

     General and Administrative expenses for the three months ended January 31, 2005 increased by $579,031 to $769,216 compared to $190,185 for the three months ended January 31, 2004. The increase was primarily due to the value of warrants issued for an option to purchase oil and natural gas properties of $215,000 and deferred offering costs of $156,744, both of which were expensed in the third quarter of fiscal 2005. Contract services incurred by the Company increased from $62,699 for the three months ended January 31, 2004 to $213,479 for the three months ended January 31, 2005.

     Accretion expense for the three months ended January 31, 2005 increased by $5,536 to $18,843 compared to $13,307 for the three months ended January 31, 2004. This increase was due to the normal compound effect of the discount factor.

     Interest expense for the three months ended January 31, 2005 increased by 267% to $193,324 from $52,435 for the same period in fiscal 2004. The increase was due primarily to the addition of a $250,000 line of credit with a bank in April 2004 and the addition of $950,000 in notes payable to investors during the current fiscal year. In addition, included in interest expense for the three months ended January 31, 2005 is $110,782 in amortization of debt discount. There was no comparable amount in 2004.

Nine Months Ended  January 31, 2005  Compared to Nine Months
Ended  January 31, 2004

     Oil and natural gas revenues for the nine months ended January 31, 2005 decreased 8% to $891,548, compared to $971,077 for the same period in fiscal 2004. Production volumes for natural gas during the nine months ended January 31, 2004 decreased 4%, to 135,882 Mcf, compared to 142,064 Mcf for the nine months ended January 31, 2004. Average natural gas prices for the nine months ended January 31, 2005 increased 18% to $6.14 per Mcf, compared to $5.19 per Mcf for the same period in fiscal 2004. Production volumes for oil for the nine months ended January 31, 2005 decreased 80% to 1,628 barrels compared to 8,128 barrels in the same period in fiscal 2004. The decrease in oil production was primarily due to declines in production from the main oil producing well at the Bateman Lake Field. Average oil prices for the nine months ended January 31, 2005 increased 23% to $35.21 per barrel, compared to $28.71 per barrel for the same period in fiscal 2004.

     The following table summarizes production volumes, average sales prices and operating revenues for the Company's oil and natural gas operations for the nine months ended January 31, 2005 and 2004.

                                                                               2005 Period
                                                                         Compared to 2004 Period
                               Nine  Months Ended January 31,      --------------------------------
                               --------------------------------       Increase         % Increase
                                    2005              2004            Decrease)         (Decrease)
                               --------------    --------------    --------------    --------------
Production volumes -
   Oil (Bbls)                          1,628             8,128      (      6,500)    (         80%)
   Natural Gas (Mcf)                 135,882           142,064      (      6,182)               4%
Average sales prices -
   Oil (per Bbl)               $       35.21     $       28.71     $        6.50               23%
   Natural gas (per Mcf)                6.14              5.19              0.95               18%
Operating revenue
   Oil                         $      57,321     $     233,324     $(    176,003)     (        75%)
   Natural gas                       834,227           737,753            96,474               13%
                               --------------    --------------    --------------
                               $     891,548     $     971,077     $(     79,529)     (         8%)
                               ==============    ==============    ==============

     Production expenses for the nine months ended January 31, 2005 decreased 13% to $475,875, compared to $545,567for the same period in fiscal 2004. Production expense per equivalent unit increased by 14% to $3.27 per Mcfe for the nine months ended January 31, 2005 compared to $2.86 in the same period in fiscal 2004.

          Depletion expense decreased from $176,923 for the nine months ended January 31, 2004 to $152,216 for the nine months ended January 31, 2005. This 14% decrease was primarily due to a 24% decrease in Mcfe production volumes partially offset by an increase in the depletion rate per Mcfe.

     General and Administrative expenses for the nine months ended January 31, 2005 increased by $695,797 to $1,519,953 compared to $824,156 for the nine months ended January 31, 2004. The increase was primarily due to the value of warrants issued for an option to purchase oil and natural gas properties of $215,000 and deferred offering costs of $156,744, both of which were expensed in the third quarter of fiscal 2005. In addition during the nine months ended January 31, 2005, the Company incurred $149,406 in travel costs relating to fund raising efforts and $35,961 in costs to a vendor associated with the settlement of a dispute over past due accounts payable. These increases were partially offset by a reduction in contract services incurred by the Company which decreased by $87,493 during the nine months ended January 31, 2005. To conserve cash the Company paid $220,350 and $366,767 of consulting expense by the issuance of common stock for the nine months ended January 31, 2005 and 2004, respectively.

     Accretion expense for the nine months ended January 31, 2005 increased by $43,572 to $83,493 compared to $39,921 for the nine months ended January 31, 2004. This increase was primarily due to a revision in the asset retirement obligation which resulted in a charge to expense of $27,997 during the nine months ended January 31, 2005.

     Interest expense for the nine months ended January 31, 2005 increased by 127% to $367,546 from $161,740 for the same period in fiscal 2004. The increase was due primarily to the addition of a $250,000 line of credit with a bank in April 2004 and the addition of $950,000 in notes payable to investors during the current fiscal year. In addition, included in interest expense for the nine months ended January 31, 2005 is $152,052 in amortization of debt discount. There is no comparable amount in 2004.

     We adopted SFAS No. 143 effective May 1, 2003 and recorded a cumulative effect of change in accounting principle of $185,514 during the nine months ended January 31, 2004.

Financial Condition and Capital Resources

     Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations. During the nine months ended January 31, 2005 and 2004, the Company reported losses of approximately $1,679,000 and $962,000, respectively. The Company's continuing negative operating results have produced a working capital deficit of approximately $7,247,000 at January 31, 2005. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's long-term viability as a going concern is dependent upon the Company's ability to obtain sources of outside financing to support near term operations and to allow the Company to make strategic investments in new oil and natural gas prospects which will provide the Company the ability to increase profitability and sustain a cash flow level that will ensure support for continuing operations.

     For the past nine months, the Company's oil and natural gas revenues have been sufficient to satisfy its oil and natural gas operating expenses and general and administrative expenses. The Company has funded the development of its oil and natural gas properties through additional borrowings under its line of credit and through short term investor notes. Additional equity funding will be required in the near term to meet the capital needs of the Company. The Company is evaluating various financing alternatives such as the issuance of debt, private placements of its common and preferred stock, sales of undivided interests in some of its oil and natural gas properties and joint ventures with industry partners. There is no guarantee that the Company will be successful in obtaining such financing, or that the terms of any financing obtained will be on terms favorable to the Company. Any inability of the Company to raise additional capital will limit the development of most of its oil and natural gas properties and may prevent the Company from meeting its cash requirements. If the wells which are currently being brought into production through development and workovers perform as expected additional cash flows may be available; however, there is no assurance that such cash flows will in fact be available or that the wells will, in fact, perform as expected. In the absence of such well performance or financing, the company will not be able to meet its financial obligations.

     The Texas Railroad Commission declined a request by the Company for a reduction in bonding requirements which were recently increased by the State of Texas for operators of certain wells located in offshore and bay State of Texas waters. The Company is working on obtaining a bond at this increased level but does not have such bond in place at this time. The Company will request reconsideration by the Texas Railroad Commission of this decision. Until a final decision in this matter, the Company will be allowed to continue its operations under its current bond. Should the Company not be successful in reducing the bond level, or in the alternative obtaining a bond at the increased level, or provide other satisfactory security the Company could outsource offshore operations of the property

     The Company is currently negotiating with many of the vendors for which accounts payable were assumed in prior asset acquisition transactions, and believes that a significant portion of these payables can be satisfied through the issuance of common stock.

Financing Arrangements

     The Company has a $10.0 million revolving credit line with an entity controlled by the brother of the Company's president. However, the borrowing base under the revolving credit line is $1,839,143 at January 31, 2005, which is equal to the outstanding balance. The borrowing base cannot be increased without the consent of the lender. This principal balance plus unpaid interest was due at maturity on January 31, 2005. The Company is currently negotiating with the lender to restructure the terms of the note and extend the maturity date. However, there can be no assurance that such a restructuring will occur, or that its terms will be favorable to the Company. The Company also has a $250,000 line of credit with a bank. The outstanding balance under this line of credit is $246,537 at January 31, 2005, and is due upon demand.

     The Company has outstanding production payments in the amount of $1,240,021 at January 31, 2005. The holders of such production payments have agreed to a temporary forbearance of the Company's obligation. If such forbearance is not continued, the Company will be required to remit the revenue from a substantial portion of the Company's production.

     From time to time the Company incurs notes payable to settle outstanding accounts payable and other liabilities, finance expenditures and generate working capital. The balances of such notes payable were $956,929 and $306,092 at January 31, 2005 and April 30, 2004, respectively.

     As a member of Mustang Island Gathering, LLC ( the "LLC"), a Texas limited liability company and pipeline operator, the Company has been required to guarantee a portion of the LLC's bank debt, which is approximately $1.1 million in the aggregate. The Company's share of such guarantee is approximately $40,000. Due to the financial performance of the pipeline, the likelihood that the Company will be required to perform under this guarantee is remote thus no amount is recorded to reflect the obligation under this guarantee.

Net Cash Provided by Operating Activities


     Cash flows provided by operating activities were $569,678 for the nine months ended January 31, 2005 as compared to $191,216 for the nine months ended January 31, 2004. This increase was primarily due to the Company deferring payment of operating costs and the issuance of common stock and warrants in lieu of settling obligations with cash.


Net Cash Used in Investing Activities

     Cash flows used in investing activities increased to $1,521,842 for the nine months ended January 31, 2005 from $187,326 for the nine months ended January 31, 2004. This increase was due primarily to $1,428,173 in oil and natural gas capital expenditures incurred related to workovers and a recompletion performed on three wells in the Bateman Lake field.

Net Cash Provided by Financing Activities

     Net cash flows provided by financing activities totaled $863,678 for the nine months ended January 31, 2005 primarily from borrowings under a new line of credit from a bank and notes payable to investors totaling $1,002,500 offset by offering costs incurred of $156,774 as a result of a private placement that we elected to not complete. Net cash provided from financing activities totaled $48,539 for the nine months ended January 31, 2004 primarily from the sales of the Company's common stock totaling $63,750 offset by the net repayments of debt totaling $15,211.

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

     We amortize natural gas and oil properties based on the unit-of-production method using estimates of proved reserve quantities. The amortizable base includes estimated future development costs and, where significant, dismantlement, restoration and abandonment costs, net of estimated salvage values. The depletion rates per Mcfe for the three and nine months ended January 31, 2005 and 2004 were $1.06 and $1.05 and $1.69 and $0.93, respectively.

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

Oil and Natural Gas Reserve Estimates

     The reserve data included in this document for the fiscal year ended April 30, 2004 and thereafter are estimates prepared by D. Raymond Perry, Jr., Independent Petroleum Engineer. Reserve engineering is a subjective process of estimating underground accumulations of hydrocarbons that cannot be measured in an exact manner. The process relies on interpretation of available geologic, geophysical, engineering and production data. The extent, quality and reliability of this data can vary. The process also requires certain economic assumptions regarding drilling and operating expense, capital expenditures, taxes and availability of funds. The SEC mandates some of these assumptions such as oil and natural gas prices and the present value discount rate.

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

Acquisition of Oil and Natural Gas Properties

     On July 13, 2004, the Company entered into an option with CLK Energy, Inc. ("CLK"). Under the option, the Company had the right to purchase from CLK 50% of their interest in the Bayou Choctaw Field, located in the Iberville and West Baton Rouge Parishes of Louisiana for $1,250,000 and the assumption of a production payment of $1,500,000 payable contingent upon reaching 110% of payout of the Company's investment. Under the terms of the option, CLK was issued warrants to purchase 500,000 shares of the Company's common stock at an exercise price of $0.50 per share. Such warrants had a fair value of $215,000 which was originally recorded as a noncurrent asset which when expired was charged to expense during the quarter ended January 31, 2005. To fund this potential acquisition, the Company was simultaneously in the process of raising capital through a private placement memorandum. The Company incurred offering costs totaling $156,744 relating to this private placement memorandum which was capitalized as deferred offering costs. Due to the Company not exercising its option to purchase from CLK its 50% interest in the Bayou Choctaw Field the private placement memorandum was abandoned and the deferred offering costs were charged to expense during the quarter ended January 31, 2005.

Item 3.     Controls and Procedures

     In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, except as provided below, our disclosure controls and procedures were effective as of January 31, 2005 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

     During the course of conducting the January 31, 2005 review of the financial statements, several accounting adjustments were identified that individually and in the aggregate were not material. However, these accounting adjustments are an indication of significant deficiencies in our internal control. Management has implemented additional procedures to assess operational activities so they can be accounted for accurately in a timely manner.

     There has been no change in our internal controls over financial reporting that occurred during the nine months ended January 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.


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

     In May 2004, the Company issued 50,000 shares of its common stock to Samuel
M. Skipper in return for the assumption of $13,743 of the Company's accounts payable.
     In May and June of 2004, the Company issued a total of 50,000 shares of its common stock to Arcoa Advisors, LLC in exchange for services valued at $28,250.

     In May, July and September of 2004, the Company issued a total of 528,653 shares of its common stock to Samuel M. Skipper under its Stock Appreciation Rights Plan.

     In June and December of 2004, the Company issued 196,666 shares of its common stock to Marshall Smith in exchange for services valued at $75,433.

     In September of 2004, the Company issued a total of 56,906 shares of its common stock to Samuel M. Skipper as consideration for services valued at $28,453.

     In October 2004, the Company issued 100,000 shares of its common stock to the Bargus Partnership as consideration under the terms of a loan agreement.

     In October 2004, the Company issued 60,000 shares of its common stock to W. Douglas Moreland as consideration under the terms of a loan agreement.

     In October 2004,  the Company  issued 100,000 shares of its common stock to
W. Ray Nesbitt as consideration for a loan guarantee.

     In December 2004, the Company issued 5,000 shares of its common stock to Larry Gussman as consideration under the terms of a loan extension agreement.

     In December 2004, the Company issued 5,000 shares of its common stock to the Carl Hannah Corporation as consideration under the terms of a loan extension agreement.

     In December 2004, the Company issued 5,000 shares of its common stock to Ben Louviere as consideration under the terms of a loan extension agreement.

     In December 2004, the Company issued 5,000 shares of its common stock to the Talisman Production Company, Inc. as consideration under the terms of a loan extension agreement.

     In December 2004, the Company issued 3,750 shares of its common stock to Ned Fowler as consideration under the terms of a loan extension agreement.

     In December 2004, the Company issued 10,000 shares of its common stock to Robert J. LeBlanc as consideration under the terms of a loan agreement.

     In December 2004, the Company issued 10,000 shares of its common stock to Giovanni Muccicciaro as consideration under the terms of a loan agreement.

     In December 2004, the Company issued 112,500 shares of its common stock to Star Investments, Ltd. as consideration under the terms of loan agreements.

     In December 2004, the Company issued 40,000 shares of its common stock to Select Properties, Ltd. as consideration under the terms of a loan agreement.

     In December 2004, the Company issued 20,000 shares of its common stock to Daniel Murphy as consideration under the terms of a loan agreement.

     In December  2004, the Company issued 166,666 shares of its common stock to
W. Ray Nesbitt in exchange for services valued at $58,333.

     In December 2004, the Company issued 166,667 shares of its common stock to Wynden Energy, Inc. in exchange for services valued at $58,333.

     In each of the aforementioned cases, the Company issued the shares of its common stock in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. The Company did not engage any underwriters in connection with their issuances.

Item 3.   Defaults Upon Senior Securities

     The Company has a $10.0 million revolving credit line with an entity controlled by the brother of the Company's president. The borrowing base under this revolving credit line is $1,839,143 at January 31, 2005, which is equal to the outstanding balance and cannot be increased without the consent of the lender. The line of credit is secured by all of the Company's oil and natural gas properties and bears interest at the rate of 7.5%. Accrued interest on the line of credit totaled $353,069 at January 31, 2005 and is currently due on demand. Under the currently scheduled reductions in the borrowing base, the principal balance and unpaid interest was due at maturity on January 31, 2005. The Company is currently negotiating with the lender to restructure the terms of the note and extend the maturity date. However, there can be no assurance that such a restructuring will occur, or that its terms will be favorable to the Company.

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

Item 6. Exhibits and Reports on Form 8-K

    (a) Additional Exhibits

        Exhibit 31.1 Certification pursuant to Section 302 of the
                     Sarbanes-Oxley Act of 2002.

        Exhibit 31.2 Certification pursuant to Section 302 of the
                     Sarbanes-Oxley Act of 2002.

        Exhibit 32.1 Certifications of the Chief Executive Officer and
                     President and chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    (b) Reports on Form 8-K.

                    The Company filed a Current Report on Form 8-K on November 1, 2004 announcing an extension of the option agreement with CLK.

                    The Company filed a Current Report on Form 8-K on November 23, 2004 announcing an extension of the option agreement with CLK.

                    The Company filed a Current Report on Form 8-K on December 1, 2004 announcing an extension of the option agreement with CLK.

                    The Company filed a Current Report on Form 8-K on December 15, 2004 announcing its intention not to exercise the option agreement with CLK.

                    The Company filed a Current Report on Form 8-K on January 3, 2005 announcing its unregistered sales of equity securities.

                    The Company filed a Current Report on Form 8-K on January 20, 2005 announcing a definitive agreement with ARCOA Oil & Gas, Inc..

                                   SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         VTEX Energy, Inc.
                         (Registrant)

                         By       /S/ Stephen F. Noser
                                  --------------------------
                                  Stephen F. Noser
                                  President
                                  Principal Executive Officer
                                  Date:    April 14, 2005

                         By       /S/ Randal B. McDonald, Jr.
                                  ---------------------------
                                  Randal B. McDonald, Jr.
                                  Chief Financial Officer
                                  Principal Financial and Accounting Officer
                                  Date:    April 14, 2005

                                                                    Exhibit 31.1

                                 CERTIFICATIONS
                             Chief Executive Officer



I, Stephen F. Noser, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of VTEX Energy, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.   The  small  business  issuer's  other  certifying   officer(s)  and  I  are
     responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the small business issuer and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b)   Omitted

     c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.




                  Date: April 14, 2005          By: /s/ Stephen F. Noser
                        --------------               --------------------
                                                    Stephen F. Noser
                                                    Chief Executive Officer

                                      -27

                                                                    Exhibit 31.2

                                 CERTIFICATIONS
                             Chief Financial Officer



I, Randal B. McDonald, Jr., certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of VTEX Energy, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.   The  small  business  issuer's  other  certifying   officer(s)  and  I  are
     responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the small business issuer and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b)   Omitted

     c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.




                  Date: April 14, 2005          By: /s/ Randal B. McDonald, Jr.
                        --------------              ---------------------------
                                                    Randal B. McDonald, Jr.
                                                    Chief Financial Officer

                                                                    Exhibit 32.1

               CERTIFICATIONS PURSUANT TO 18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of VTEX Energy, Inc. (the "Company") on Form 10-QSB for the period ending January 31, 2005 (the "Report"), I, Stephen F. Noser, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1) The Report fully complies with the requirement of Section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

2) The information contained in the Report fairly presents, in all material respects, the Company's financial position and results of operations.



/s/Stephen F. Noser
-----------------------
Stephen F. Noser
Chief Executive Officer
April 14, 2005

In connection with the Quarterly Report of VTEX Energy, Inc. (the "Company") on Form 10-QSB for the period ending January 31, 2005 (the "Report"), I, Randal B. McDonald, Jr., Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1) The Report fully complies with the requirement of Section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

2) The information contained in the Report fairly presents, in all material respects, the Company's financial position and results of operations.



/s/Randal B. McDonald, Jr.
--------------------------
Randal B. McDonald, Jr.
Chief Financial Officer
April 14, 2005