Form 10KSB
period 2005-04-30
VTEX ENERGY INC
filed 2005-08-15
CIK 1036265

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB


_X_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended April 30, 2005

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

     The issuer's revenues for its most recent fiscal year were $1,008,521.

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer was $2,925,847 as of July 18, 2005, based upon the average bid and asked price of $0.34 per share of such common equity as of that date.

     As of July 18, 2005, there were 10,385,992 shares of common stock, $0.001 par value, outstanding. Such outstanding shares include 109,816 shares issuable in exchange for the remaining 3,290,247 shares of Vector Energy Corporation, which shares will be issued.

Documents Incorporated by Reference: None

     Transitional Small Business Disclosure Format (Check one). Yes No _X_.

PART I........................................................................3

   Item 1.     Description of Business........................................3
   Item 2.     Description of Property........................................7
   Item 3.     Legal Proceedings.............................................11
   Item 4.     Submission of Matters to a Vote of Security Holders...........11

PART II......................................................................11

   Item 5.     Market for Common Equity and Related Stockholder Matters......11
   Item 6.     Management's Discussion and Analysis..........................12
   Item 7.     Financial Statements..........................................23
   Item 8.     Changes in and Disagreements With Accountants on
                 Accounting and Financial Disclosure.........................44
   Item 8A.    Controls and Procedures.......................................45
   Item 8B.    Other Information.............................................45

PART III.....................................................................46

   Item 9.    Directors, Executive Officers, Promoters and Control
                 Persons; Compliance With Section 16(a) of the Exchange Act..46
   Item 10.    Executive Compensation........................................47
   Item 11.    Security Ownership of Certain Beneficial
                 Owners and Management.......................................48
   Item 12.    Certain Relationships and Related Transactions................48
   Item 13.    Exhibits and Reports on Form 8-K..............................49
   Item 14.    Principal Accountant Fees and Services........................50

Forward Looking Statements

     This Form 10-KSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-KSB, including without limitation the statements under "Description of Business," "Description of Property" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the nature of the Company's oil and natural gas reserves, productive wells, acreage, and drilling activities, the adequacy of the Company's financial resources, current and future industry conditions and the potential effects of such matters on the Company's business strategy, results of operations and financial position, are forward-looking statements. When used in this document, the words "anticipate," "estimate," "expect," "may," "project," "believe," "budgeted," "intend," "plan," "potential," "forecast," "might," "predict," "should" and similar expressions are intended to be among the statements that identify forward looking statements. Such statements involve risks and uncertainties, including, but not limited to, those relating to the results of and our dependence on our exploratory and development drilling activities, the volatility of oil and natural gas prices, the need to replace reserves depleted by production, operating risks of oil and natural gas operations, our dependence on key personnel, our reliance on technological development and possible obsolescence of the technology currently used by us, the significant capital requirements of our exploration and development and technology development programs, the potential impact of government regulations and liability for environmental matters, results of litigation and audits, expansion of our capital budgets, our ability to manage our growth and achieve our business strategy, competition from larger oil and natural gas companies, the uncertainty of reserve information and future net revenue estimates, property acquisition risks and other factors detailed in this Form 10-KSB for the year ended April 30, 2005 and other filings with the SEC ("SEC"). Although the Company believes that the expectations reflected in the forward-looking statements contained herein are reasonable, no assurance can be given that such expectations will prove to have been correct. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. The Company assumes no duty to update or revise its forward-looking statements based on changes in internal estimates or expectations or otherwise.

                                     PART I

Item 1.     Description of Business

General

     VTEX Energy, Inc., a Nevada corporation (the "Company" or "VTEX"), is an independent oil and natural gas company engaged in acquiring, exploiting, developing and operating oil and natural gas properties, with a focus on Texas and Louisiana. The Company has one wholly owned subsidiary, Vector Exploration, Inc., and is headquartered in Houston, Texas. The estimated proved oil and natural gas reserves of the Company at April 30, 2005 were 103,000 barrels of crude oil and condensate and 9,424,000 MCF (thousand cubic feet) of natural gas. These reserves have an estimated $30 million in future net cash flow, discounted at 10%. Of these reserves, an estimated 50,000 barrels of crude oil and condensate and 4,130,000 MCF of natural gas with an estimated $13 million in future net cash flow, discounted at 10%, are considered to be proved developed. The Company's reserves are located in two fields, Bateman Lake and Mustang Island 818-L.

                                                          Percent of
                                                        April 30, 2005
                                                       Estimated Future     Percent of
                                                        Net Cash Flows      Fiscal 2005
       Field                     Location              Discounted at 10%      Revenue
--------------------    ---------------------------    -----------------    ------------
Bateman Lake            St. Mary Parish, Louisiana           48.60%            16.50%

Mustang Island 818-L    State Waters Offshore Texas          51.40%            83.50%

Company Background

     The Company was incorporated under the laws of the State of Texas on June 18, 1998 as Vector Energy Corporation ("Vector") which was a wholly owned subsidiary of Sunburst Acquisitions II, Inc. ("Sunburst"). Vector was formed for the purpose of completing a reverse merger with Sunburst in order to change Sunburst's name to Vector Energy Corporation and its state of incorporation from Colorado to Texas. This merger was completed on June 19, 1998. Effective November 19, 2002, the Company was reincorporated into Nevada. The reincorporation was effected by the merger of Vector with and into a newly created, wholly owned subsidiary, VTEX Energy, Inc., a Nevada Corporation, which became the surviving entity.

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

     From its inception through March 2000, the Company consummated a series of oil and natural gas property acquisitions in Texas, Louisiana and Oklahoma. These acquisitions were funded primarily through the issuance of the Company's stock and the assumption of debt and other liabilities. The properties acquired were a mixture of currently producing properties and properties considered to have future development potential.

     A lack of working capital and the service requirements of the debt assumed by the Company in its acquisitions prevented the Company from fully developing the properties it had acquired. Accordingly, the Company identified those properties that had the most potential for future development, and in July 2002 began to actively market for sale the rest of its non-strategic producing oil and natural gas properties. The proceeds from the property sales allowed the Company to reduce and restructure its debt, while retaining enough capital to begin development of the properties retained.

Business Strategy

     VTEX is an independent energy company focused on the acquisition, exploitation, development and operation of oil and natural gas reserves in the United States, primarily in Texas, Louisiana and the Gulf Coast region. The Company has crafted a business model specifically designed to exploit the unique opportunities currently available to small companies in the domestic oil and natural gas industry. The Company's basic philosophy is that it will maximize potential success by focusing on shallow, less expensive prospects with quality data.

     The Company's projects are focused on low risk development type drilling, recompletions and workovers. Each project is screened looking at depth, seismic data available, surrounding production from similar wells, and proximity to infrastructure. The Company seeks to hold a majority operating interest in the projects, and thus is able to bring its experience and operating philosophy into the project.

     The Company utilizes a risk based economic evaluation that compares high, most likely, and low production and price scenarios to rank projects for investment. The Companys overall business plan employs the same technique for price and production.

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

     The Company is managed by a small highly experienced team focused on finding and structuring attractive oil and natural gas investment opportunities and then extracting the maximum value from them. The Company's goal is to create long-term value for our investors by building a significant oil and natural gas reserve base.

     In summary, the Company seeks to acquire and exploit oil and natural gas properties with the following characteristics:

         o     primarily Gulf Coast region locations;

         o     an established production history and infrastructure;

         o     multiple productive sands and reservoirs;

         o low current production levels with significant identified proven and potential reserve opportunities;and

         o     the opportunity to obtain a majority operating interest.


     On July 29, 2005, the Company completed the acquisition of all of the outstanding shares of Viking International Petroleum Plc ("Viking"). Viking is a UK registered company with offices in London and holds a 26% interest in a subsidiary that owns the North Yorkshire gas fields (an extension of the Southern North Sea Gas Basin onshore). The properties include licenses covering approximately 100,000 acres onshore including, four proved natural gas producing fields, two proved undeveloped natural gas fields and additional seismically mapped exploratory fields. Upon closing of this acquisition, the Company delivered 400,000 shares of its common stock to Viking for distribution to Viking shareholders, with an obligation to deliver an additional 1.6 million shares of its common stock if certain defined goals are met or six months passes, unless there is a foreclosure on the assets of Viking's subsidiary.

     The Company intends to add Grant Emms, currently the Chief Executive of Viking, to its Board of Directors and to appoint Mr. Emms as President of VTEX Energy, Inc. Stephen Noser, the current President of VTEX, will remain with the Company as a director and as its General Counsel. In addition, R. Desmond McVeigh, the current Chairman of the Board of Directors of Viking, will be added to the Company's Board of Directors, to serve as Chairman of the Board. The Company also intends to utilize Viking, and its management's, contacts in other countries to acquire additional international assets through Viking, or newly created entities.

Going Concern Risk

     The Company has had, and could have, losses, deficits and deficiencies in liquidity, which could impair its ability to continue as a going concern. In
Note 1 to its consolidated financial statements, the Company's independent auditors have indicated that certain factors raise substantial doubt about the Company's ability to continue as a going concern. Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations. During the years ended April 30, 2005 and 2004, the Company reported losses of approximately $3,960,000 and $2,057,000, respectively. The Company's continuing negative operating results have produced a working capital deficit of approximately $4,114,000 at April 30, 2005. These factors raise substantial doubt about the Company's ability to continue as a going concern.

     The Company's long-term viability as a going concern is dependent on certain factors as follows:

         o The Company's ability to obtain sources of outside financing to support near term operations and to allow the Company to make strategic investments in new oil and natural gas prospects;

         o The Company's ability to locate attractive development prospects, and coordinate with timely funding that will allow the Company to continue to increase oil and natural gas reserves and production; and

         o The Company's ability to increase profitability and sustain a cash flow level that will ensure support for continuing operations.

Implementation of Business Strategy is Dependent on Additional Financing

     The Company must obtain outside financing to fund the expansion of operations and to meet obligations as they become due. Such outside financing must be provided from the sale of equity, common or preferred stock, or third party financing through debt instruments. Further, the sale of equity securities will dilute our existing shareholders' interests, and borrowings from third parties could result in restrictions on the Company's operations if loan terms increase the Company's debt service requirements. There is no assurance that the Company can obtain financing on favorable terms.

Competitive Conditions

     The exploration, development and production of oil and natural gas is subject to intense competition. The principal methods of competition in the industry for the acquisition of oil and natural gas leases and producing properties are the payment of cash bonus payments at the time of acquisition of leases, delay rentals, location damage supplement payments, and stipulations requiring exploration and production commitments by the lessee. Producing properties are frequently offered for sale through an open competitive bidding process. Companies with greater financial resources, existing staff and labor forces, equipment for exploration, and vast experience are in a better position than the Company to compete for such leases and producing properties. In addition, the ability of the Company to market any oil and natural gas which it might produce could be severely limited by its inability to compete with larger companies operating in the same area, that may be drilling or able to offer any oil and natural gas produced at a price lower than that of the Company.

     The availability of a ready market for oil and natural gas depends upon numerous factors beyond the Company's control, including the extent of domestic production and imports of oil and natural gas, proximity and capacity of pipelines, and the effect of federal and state regulation of oil and natural gas sales, as well as environmental restrictions on the exploration and usage of oil and natural gas prospects which will become even more intense in the future. The Company has a minimal competitive position in the oil and gas industry.

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

Risks of the Oil and Gas Industry

     The current market for oil and natural gas is characterized by instability. This instability has caused fluctuations in domestic and international world oil and natural gas prices in recent years and there is no assurance of any price stability in the future. The price the Company receives for its oil and natural gas production in the future may not be sufficient to generate revenues in excess of our costs of production or provide sufficient cash flow to meet our working capital requirements.

     The Company is uncertain about the prices at which it will be able to sell oil and natural gas that it produces. The Company's estimated future oil and natural gas revenues are highly dependent on the price of oil and natural gas, as well as the amount of oil and natural gas produced. The volatility of the energy market makes it difficult to estimate future prices of oil and natural gas. Various factors beyond the Company's control affect these prices. These factors include:

         o     domestic and worldwide supplies of oil and natural gas;

         o the ability of the members of the Organization of Petroleum Exporting Countries, or OPEC, to agree to maintain oil price and production controls;

         o     political instability or armed conflict in oil-producing regions;

         o     the price of foreign imports;

         o     the level of consumer demand;

         o     the price and availability of alternative fuels;

         o     the availability of pipeline capacity; and

         o     changes in existing federal regulation and price controls.

     It is likely that oil and natural gas prices will continue to fluctuate as they have in the past.

     The development of oil and natural gas reserves is a high risk endeavor and is frequently marked by unprofitable efforts, such as:

         o     drilling unproductive wells;

         o drilling productive wells which do not produce sufficient amounts of oil and natural gas to return a profit; and

         o production of developed oil and natural gas reserves which cannot be marketed or cannot be sold for adequate market prices.

     There are many additional risks incident to drilling for and producing oil and natural gas. These risks include blowouts, cratering, fires, equipment failure and accidents. Any of these events could result in personal injury, loss of life and environmental and/or property damage. If such an event does occur, the Company may be held liable for properties it operates and may not be fully insured against these risks. In fact, many of these risks are not insurable. The occurrence of such events that are not fully covered by insurance may require the Company to pay damages, which would reduce the Company's profits. As of April 30, 2005, we have not experienced any material losses due to these types of events.

Dependence upon One or a Few Major Customers

     The Company currently markets the oil and natural gas production from its properties to three customers, two of which represent sales in excess of 10% of the Company's total oil and natural gas revenues. These two customers represent approximately 83% and 14% of the Company's total oil and natural gas revenues, respectively, during the year ended April 30, 2005. During the year ended April 30, 2004, the Company marketed its oil and natural gas production from its properties to four customers, three of which represented sales in excess of 10% of the Company's total oil and natural gas revenues. These three customers represented approximately 64%, 16% and 14% of the Company's total oil and natural gas revenues, respectively. The availability of oil and natural gas purchasers, with respect to onshore production, is such, however, that any customer discontinuing purchases from the Company will normally be replaced by another buyer.

     Approximately $24,000,000, or 47%, of estimated future cash flows from the Company's proved reserves is expected to be generated from offshore production from the Company's Mustang Island Block. Available purchasers and transportation facilities are much more limited for offshore production.

Governmental and Environmental Regulations

      Governmental Regulations

     Domestic development, production and sale of oil and natural gas are extensively regulated at both the federal and state levels. Legislation affecting the oil and gas industry is under constant review for amendment or expansion, frequently increasing the regulatory burden. Also, numerous departments and agencies, both federal and state, have issued rules and regulations binding on the oil and gas industry and its individual members, compliance with which is often difficult and costly and some of which carry substantial penalties for failure to comply. State statutes and regulations require permits for drilling operations, drilling bonds and reports concerning wells. Texas and other states in which the Company conducts operations also have statutes and regulations governing conservation matters, including the unitization or pooling of oil and natural gas properties and establishment of maximum rates of production from oil and natural gas wells.

      Environmental Regulations

     The Company's operations are subject to extensive and developing federal, state and local laws and regulations relating to environmental, health and safety matters; petroleum; chemical products and materials; and waste management. Permits, registrations or other authorizations are required for the operation of certain of the Company's facilities and for its oil and natural gas exploration and production activities. These permits, registrations or authorizations are subject to revocation, modification and renewal. Governmental authorities have the power to enforce compliance with these regulatory requirements, the provisions of required permits, registrations or other authorizations, and lease conditions, and violators are subject to civil and criminal penalties, including fines, injunctions or both. Failure to obtain or maintain a required permit may also result in the imposition of civil and criminal penalties. Third parties may have the right to sue to enforce compliance.

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

     The Company believes that its Bateman Lake acreage has significant potential reserves in addition to its proved reserves. There are 14 wells located upon the lease and a dozen separate pay zones in the field. A number of the wells located on this acreage have not yet been adequately evaluated.

     Since its acquisition in November 1998, the Company has produced from four different wells in Bateman Lake. The following shows the Company's production history from Bateman Lake:

                        Natural Gas        Oil/Condensate       Gross
     Fiscal Year     Production (MCF)     Production (BBL)     Revenue
     -----------     ----------------     ----------------     --------
       1999               140,469                 710           $276,100
       2000               210,833               2,195           $617,167
       2001               163,270               2,807           $970,540
       2002               141,062               2.229           $501,794
       2003                 9,102                 552           $ 48,596
       2004                36,503               2,312           $260,376
       2005                24,038                 857           $166,390

     In May 2004, the Company began a three well workover program at Bateman Lake. None of the workovers have been completed, and the Company is still in the process of evaluating the data obtained. However, the initial well in the program was tested at a production rate of 800 MCF per day, and has produced at rates varying from 500 MCF per day to 1,300 MCF per day. The well is currently undergoing completion procedures to install sand control.

Mustang Island 818-L

     On March 7, 2000, the Company executed a purchase and sale agreement with a company that was a debtor in possession in Chapter 11 Bankruptcy. Under the agreement, the Company acquired the Bankrupt Debtor's interest in Block 818-L located in the Offshore Texas, Mustang Island Area except for a 7.5% net profits interest retained by the Debtor. Since that time, the Company has transferred certain interest in certain wells to third parties and the Company now owns 100% of the leasehold interest and between 85% and 100% of each existing well.

     The Mustang Island Block 818-L consists of two leases covering 2,170 acres located approximately four miles offshore Kleberg County, Texas in State waters. There are 15 wells located on three 4-pile platforms and one individual well caisson. The field was discovered in 1977 and has produced over 124 billion cubic feet of natural gas. The producing intervals are Frio sands located from 8,500 to 11,900 feet deep. The property was originally produced using a number of techniques that resulted in significant reserves being prematurely abandoned or not fully produced. The Company is currently producing five wells from one platform. The Company currently estimates at least 6 billion cubic feet of remaining recoverable reserves.

     Included in the assets acquired was a 15 mile 20 inch pipeline from the Mustang Island 818-L block to onshore facilities. Subsequent to the acquisition, the Company transferred the pipeline to a Texas limited liability company for cash and a 20% interest in the LLC.

     Shortly after completing the acquisition, the Company performed through the tubing workovers on five of the wells. However, the Company experienced a significant delay in production from these wells because of a refusal by a pipeline company to purchase its production, or allow its transportation through their facilities. In December 2002, the Company finally reached an agreement with the pipeline company and began production from Mustang Island 818-L. The following shows the Company's production history from the property:

                        Natural Gas        Oil/Condensate       Gross
     Fiscal Year     Production (MCF)     Production (BBL)     Revenue
     -----------     ----------------     ----------------     --------
        2003              37,731                 -             $234,270
        2004             128,367                7,651          $895,436
        2005             132,741                  775          $842,132

     The Company is currently seeking an investor to provide $3 million for the workover of three wells in the Mustang Island 818-L block. This will allow for the conversion of approximately 4 Billion cubic feet of reserves from proved developed non-producing to proved developed producing.

New Properties

     On July 29, 2005, the Company completed the acquisition of all of the outstanding shares of Viking International Petroleum Plc ("Viking"). Viking is a UK registered company with offices in London and holds a 26% interest in a subsidiary that owns the North Yorkshire gas fields (an extension of the Southern North Sea Gas Basin onshore). The properties include licenses covering approximately 100,000 acres onshore including, four proved natural gas producing fields, two proved undeveloped natural gas fields and additional seismically mapped exploratory fields. Upon closing of this acquisition, the Company delivered 400,000 shares of its common stock to Viking for distribution to Viking shareholders, with an obligation to deliver an additional 1.6 million shares of its common stock if certain defined goals are met or six months passes, unless there is a foreclosure on the assets of Viking's subsidiary.

Other Assets

     On November 22, 2000, the Company exchanged pipeline, meter stations, and related equipment acquired in the Mustang Island transaction for a cash payment of $150,000 and a 20% interest in Mustang Island Gathering, LLC, a Texas limited liability company and pipeline operator (the "LLC"). As part of the transaction, the Company entered into a five-year natural gas purchase agreement with the LLC. As a member of the LLC, the Company has been required to guarantee a portion of the LLC's bank debt, which is approximately $1.1 million in the aggregate. In addition, any member of the LLC has the right, but not the obligation, to transfer all of its membership units in the LLC to the Company in exchange for shares of its common stock. At April 30, 2005, the Company's percentage ownership in the LLC was approximately 11%.

Production Information

     The table below sets forth the net quantities of oil and natural gas production (net of all royalties, overriding royalties, and production due to others), the average sales prices, and the average production costs attributable to the Company's properties for the years ended April 30, 2005 and 2004.

                                    Year Ended              Year Ended
                                  April 30, 2005          April 30, 2004
                                  --------------          --------------
     Net Production
     Oil (BBLS)                          1,628                   9,963
     Gas (MCF)                         156,779                 202,626

     Average Sales Prices
     Oil (per BBL)                  $    35.21              $    30.13
     Gas (per MCF)                  $     6.07              $     5.22

     Average Production Cost (1)
     Per Equivalent MCF of Gas (2)  $     3.80              $     3.34

     (1) Production costs include lease operating expenses, severance taxes, transportation, treatment, marketing, and other direct expenses

     (2) Oil production is converted to MCF using its estimated energy equivalent of six MCF per BBL

Reserve Information

     Oil and natural gas reserve information for the properties owned by the Company have been prepared by D. Raymond Perry, Jr., a registered petroleum engineer for the years ended April 30, 2005 and 2004.

     Reserve calculations by petroleum engineers involve the estimation of future net recoverable reserves of oil and natural gas and the timing and amount of future net revenues to be received therefrom. Those estimates are based on numerous factors, many of which are variable and uncertain. Reserve estimators are required to make numerous judgements based upon professional training, experience, and educational background. The extent and significance of the judgements in themselves are sufficient to render reserve estimates inherently imprecise. Since reserve determinations involve estimates of future events, actual production, revenues and operating expenses may not occur as estimated. Accordingly, it is common for the actual production and revenues later received to vary from earlier estimates. Estimates made in the first few years of production from a property are generally not as reliable as later estimates based on longer production history. Reserve estimates based upon volumetric analysis are inherently less reliable than those based on lengthy production history. Also, potentially productive natural gas wells may not generate revenue immediately due to lack of pipeline connections and potential development wells may have to be abandoned due to unsuccessful completion techniques. Hence, reserve estimates may vary from year to year.

     Proved oil and natural gas reserves are the estimated quantities of crude oil, condensate, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

     Proved developed oil and natural gas reserves are those reserves expected to be recovered through existing wells with existing equipment and operating methods.

     The tables below set forth the estimated proved and proved developed reserves of crude oil (including condensate) and natural gas, all of which are located within the continental United States, associated with the properties owned by the Company for the years ended April 30, 2005 and 2004.

Proved Reserves at Year End
                                    Developed        Undeveloped     Total
                                    ---------        -----------     -----
Oil (BBLs) (in thousands)
April 30, 2005                            50               53          103
April 30, 2004                            85                -           85

Gas (MCF)
April 30, 2005                         4,130             5,294       9,424
April 30, 2004                        15,516                -       15,516

Changes in Proved Reserves
                                                  MCF                BBLS
                                            ------------        ------------
                                                     (In Thousands)
Estimated Quantity, April 30, 2003             25,409                 231
Sales of Reserves in Place                  (     294  )        (      -   )
Production                                  (     203  )        (      10  )
Changes in Estimates                        (   9,396  )        (     136  )
                                            ------------        ------------
Estimated Quantity, April 30, 2004             15,516                  85
Production                                  (     157  )        (       2  )
Changes in Estimates                        (   5,935  )               20
                                            ------------        ------------

Estimated Quantity, April 30, 2005              9,424                 103
                                            ============        ============

Oil and Natural gas Wells

     The Company owns interests in productive oil and natural gas wells (including producing wells and wells capable of production), as follows:

                        April 30, 2005                   April 30, 2004
                -----------------------------    ------------------------------
                 Gross (1)          Net           Gross (1)           Net
                   Wells           Wells            Wells            Wells
                -------------   -------------    -------------    -------------

Oil Wells                 34            2.55               70             3.08
Gas Wells                 36            4.28               38             4.30
                -------------   -------------    -------------    -------------

Total                     70            6.83              108             7.38
                =============   =============    =============    =============

        (1) One or more completions in the same well are counted as separate wells.

Oil and natural gas leaseholds

     The table below sets forth the Company's ownership interest in leasehold acreage. The oil and natural gas leases in which the Company has an interest are generally held by production. The leases may be surrendered at any time by the cessation of production.

                                    April 30, 2005                                       April 30, 2004
                   -------------------------------------------------    --------------------------------------------------
                        Developed (1)             Undeveloped                 Developed(1)              Undeveloped
                           Acreage                  Acreage                     Acreage                   Acreage
                                                                        ------------------------- ------------------------
                     Gross         Net         Gross        Net            Gross         Net        Gross         Net
                   ----------- ------------ ------------ -----------    ------------ ------------ ----------- ------------

Louisiana               4,603        2,211           -          -            4,603        2,211          -            -
Texas                   4,856        1,469           -          -            4,856        1,495         980          463
Kansas                     -            -            -          -            4,037           52          -            -
                   ----------- ------------ ------------ -----------    ------------ ------------ ----------- ------------

Total                   9,459        3,680           -          -           13,496        3,758         980          463
                   =========== ============ ============ ===========    ============ ============ =========== ============

     (1) Acres spaced or assigned to productive wells

Office Facilities

     The Company's Houston, Texas office consists of approximately 5,025 square feet and has been leased through July of 2006 for $5,427 per month.

Item 3.     Legal Proceedings

     The Company is involved from time to time in various claims, lawsuits and administrative proceedings incidental to its business. In the opinion of management, the ultimate liability thereunder, if any, will not have a materially adverse effect on the financial condition or results of operations of the Company. At April 30, 2005, the Company has accounts payable in the amount of $1,462,292. A significant portion of these accounts are now past due and are subject to becoming matters for litigation at any time. Certain of these accounts have been converted into judgments and the Company is continuing to try and work out payment arrangements with the judgment creditors.

Item 4.     Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter.

                                     PART II

Item 5.     Market for Common Equity and Related Stockholder Matters

     On June 29, 1998, the Company began trading its common stock on the NASDAQ OTC Electronic Bulletin Board under the symbol VECT. On November 19, 2002, in conjunction with its name change and a one for thirty reverse stock split, the Company's common stock began trading under the symbol VXEN. The following table shows, for the period indicated, the high and low closing bid prices of the Company common stock as reported by NASDAQ OTC bulletin board. Any market for the common stock should be considered sporadic, illiquid and highly volatile. Prices reflect inter-dealer quotations, without adjustment for retail markup, markdowns or commissions, and may not represent actual transactions.

The stock's trading range for the last two years is as follows:

                                            High           Low
                                          ---------     ---------
          2005 Fiscal Year
1st Quarter                               $   0.68      $   0.40
2nd Quarter                                   0.70          0.45
3rd Quarter                                   0.52          0.22
4th Quarter                                   0.47          0.23

          2004 Fiscal Year
1st Quarter                               $   0.92      $   0.11
2nd Quarter                                   0.81          0.35
3rd Quarter                                   0.75          0.23
4th Quarter                                   0.70          0.40


     As of July 18, 2005, there were approximately 1,264 holders of record of the Company's common stock. The Company has not paid any dividends on its common stock and no dividends are anticipated in the foreseeable future. In addition, the ability of the Company to declare or pay dividends on its common stock is currently subject to certain restrictions contained in its credit facilities and its Class AA-1 Preferred Stock.

     The following shares of common stock have been issued subject to the provisions of Rule 144 of the Securities and Exchange Commission.

     In March 2005, the Company sold 200,000 shares of its common stock to Dr. Ronald E. Reece for cash totaling $50,000.

     In March 2005, the Company issued 5,000 shares of its common stock to Star Investment, Ltd. as consideration under the terms of a loan agreement.

     In March 2005, the Company issued 10,000 shares of its common stock to Star Investment, Ltd. as consideration under the terms of a loan extension agreement.

     In March 2005, the Company issued 1,000 shares of its common stock to Larry Gussman as consideration under the terms of a loan extension agreement.

     In March 2005, the Company issued 1,000 shares of its common stock to the Carl Hannah Corporation as consideration under the terms of a loan extension agreement.

     In March 2005, the Company issued 1,000 shares of its common stock to Ben Louviere as consideration under the terms of a loan extension agreement.

     In March 2005, the Company issued 1,000 shares of its common stock to the Talisman Production Company, Inc. as consideration under the terms of a loan extension agreement.

     In March 2005, the Company issued 500 shares of its common stock to Ned Fowler as consideration under the terms of a loan extension agreement.

     In April 2005, the Company issued 100,000 shares of its common stock to Jill D. Benaiki in exchange for services valued at $25,000.

     In each of the aforementioned cases, the Company issued the shares of its common stock in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. The Company did not engage any underwriters in connection with their issuances.

Item 6.     Management's Discussion and Analysis

     The  following  is  management's  discussion  and  analysis of  significant factors that have affected certain aspects of our financial position and operating results during the periods included in the accompanying audited consolidated financial statements. This discussion should be read in conjunction with the accompanying audited consolidated financial statements included elsewhere in this Form 10-KSB.

General Overview

     VTEX Energy, Inc., a Nevada corporation (the "Company"), is an independent oil and natural gas company engaged in acquiring, exploiting, developing and operating oil and natural gas properties, with a focus on Texas and Louisiana. The Company has one wholly owned subsidiary, Vector Exploration, Inc., and is headquartered in Houston, Texas.

     The Company was incorporated under the laws of the State of Texas on June 18, 1998 as Vector Energy Corporation ("Vector") which was a wholly owned subsidiary of Sunburst Acquisitions II, Inc. ("Sunburst"). Vector was formed for the purpose of completing a reverse merger with Sunburst in order to change Sunburst's name to Vector Energy Corporation and its state of incorporation from Colorado to Texas. This merger was completed on June 19, 1998. Effective November 15, 2002, the Company was reincorporated in Nevada. The reincorporation was effected by the merger of Vector with and into a newly created, wholly owned subsidiary, VTEX Energy, Inc., a Nevada Corporation, which became the surviving entity.

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

     A lack of working capital and the service requirements of the debt assumed by the Company in its acquisitions prevented the Company from fully developing the properties it had acquired. Accordingly, the Company identified those properties that had the most potential for future development, and in July 2002 began to actively market for sale the rest of its non-strategic producing oil and gas properties. The proceeds from the property sales allowed the Company to reduce and restructure its debt, while retaining enough capital to begin development of the properties retained.

     The estimated proved oil and natural gas reserves of the Company at April 30, 2005 were 103,000 barrels of crude oil and condensate and 9,424,000 Mcf
(thousand cubic feet) of natural gas. These reserves have an estimated $30 million in future net cash flow, discounted at 10%. Of these reserves, an estimated 50,000 barrels of crude oil and condensate and 4,130,000 MCF of natural gas with an estimated $13 million in future net cash flow, discounted at 10%, are considered to be proved developed. The Company's reserves are located in two fields, Bateman Lake and Mustang Island 818-L. Percent of Percent of Percent of April 30, 2005 Revenue Revenue Estimated Future Year Year Net Cash Flows Ended Ended Field Location Discounted at 10% April 30, 2005 April 30, 2004


                                                          Percent of        Percent of        Percent of
                                                        April 30, 2005       Revenue           Revenue
                                                       Estimated Future        Year              Year
                                                        Net Cash Flows         Ended            Ended
        Field                      Location            Discounted at 10%   April 30, 2005   April 30, 2004
---------------------     --------------------------   -----------------   --------------   --------------
Bateman Lake              St. Mary Parish, Louisiana        48.60%             16.50%            15.76%

Mustang Island 818-L      State Waters Offshore Texas       51.40%             83.50%            65.92%

Properties Sold           Various                             -                   -              18.32%

Results of Operations

     Oil and natural gas revenues for the year ended April 30, 2005 decreased 26% to $1,008,521 compared to $1,358,390 for fiscal 2004. Production volumes for natural gas during the year ended April 30, 2005 decreased 23%, to 156,779 Mcf, compared to 202,626 Mcf for the year ended April 30, 2004. Average natural gas prices for the year ended April 30, 2005 increased 16% to $6.07 per Mcf, compared to $5.22 per Mcf for fiscal 2004. Production volumes for oil for the year ended April 30, 2005 decreased 84% from 9,963 barrels produced during the year ended April 30, 2004 to 1,628 for fiscal 2005. Average oil prices for the year ended April 30, 2005 increased 17% to $35.21 per barrel, compared to $30.13 per barrel for fiscal 2004. The decrease in oil and natural gas production was primarily due to declines in production from the main oil producing well at the Bateman Lake Field and the sale of a gas producing property during fiscal 2004, which were partially offset by the increase in oil and natural gas prices.

     The following table summarizes production volumes, average sales prices and operating revenues for the Company's oil and natural gas operations for the years ended April 30, 2005 and 2004.

                                                                    2005 Period Compared to 2004 Period
                                     Year Ended April 30,          -------------------------------------
                               --------------------------------       Increase         % Increase
                                    2005              2004            Decrease)        (Decrease)
                               --------------    --------------    --------------    --------------
Production volumes -
   Oil (Bbls)                          1,628             9,963      (      8,335)     (        84%)
   Natural Gas (MCF)                 156,779           202,626      (     45,847)     (        23%)
Average sales prices -
   Oil (per Bbl)               $       35.21     $       30.13     $        5.08     $         17%
   Natural gas (per MCF)                6.07              5.22              0.85               16%
Operating revenue
   Oil                         $      57,321     $     300,162     $(    242,841)    $(        81%)
   Natural gas                       951,200         1,058,228      (    107,028)     (        10%)
                               --------------    --------------    --------------
                                   1,008,521         1,358,390     $(    349,869)     (        26%)
                               ==============    ==============    ==============

     Production expenses for the year ended April 30, 2005 decreased 28% to $633,094 compared to $875,257 for fiscal 2004. Production expense per equivalent unit increased to $3.80 per Mcfe for the year ended April 30, 2005 compared to $3.34 in fiscal 2004. This increase in production expense per Mcfe is caused by the effect of fixed lease operating expenses which in effect increase production expense on a per equivalent unit basis when production decreases.

     Depreciation, depletion and amortization expense increased from $250,977 for the year ended April 30, 2004 to $290,504 for the year ended April 30, 2005. This 16% increase is primarily due to a negative revision in proved reserves at April 30, 2005, partially offset by a 36% decrease in Mcfe production volumes. The depletion rate increased to $1.63 per Mcfe in fiscal 2005 from $0.90 per Mcfe in fiscal 2004.

     General and Administrative expenses for the year ended April 30, 2005 increased by $1,498,383 to $3,102,411 compared to $1,604,028 for the year ended April 30, 2004. The increase was partially due to the value of warrants issued for an option to purchase oil and natural gas properties of $215,000 and deferred offering costs of $214,679, both of which were expensed in fiscal 2005. Contract services incurred by the Company increased from $898,132 for the year ended April 30, 2004 to $1,866,161 for the year ended April 30, 2005 primarily due to fund raising efforts by consultants and investment advisors that we retain on an ongoing basis. Of the contract services incurred in fiscal 2005, $1,626,059 (87%) was paid for through the issuance of the Company's common stock and warrants to purchase common stock. Of the contract services incurred in fiscal 2004, $724,642 (81%) was paid for through the issuance of the Company's common stock or warrants to purchase common stock.

     Accretion expense for the year ended April 30, 2005 increased by $8,165 to $89,467 compared to $81,302 for the year ended April 30, 2004. This increase was due to the normal compound effect of the discount factor attributable to the Company's asset retirement obligation.

     Interest expense for the year ended April 30, 2005 increased by 163% to $883,769 from $336,653 for fiscal 2004. The increase was primarily due to an increase in the amortization of deferred loan cost and debt discount from $126,750 in fiscal 2004 to $575,621 in fiscal 2005. The remaining increase was due to the addition of a $250,000 line of credit with a bank in April 2004 and the addition of $1,285,667 in notes payable to investors during the current fiscal year.

Financial Condition and Capital Resources

     Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations. During the years ended April 30, 2005 and 2004, the Company reported losses of approximately $3,960,000 and $2,057,000, respectively. The Company's continuing negative operating results have produced a working capital deficit of approximately $4,114,000 at April 30, 2005. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's long-term viability as a going concern is dependent upon the Company's ability to obtain sources of outside financing to support near term operations and to allow the Company to make strategic investments in new oil and natural gas prospects which will provide the Company the ability to increase profitability and sustain a cash flow level that will ensure support for continuing operations.

     For the past year, the Company's oil and natural gas revenues have been sufficient to satisfy its oil and natural gas operating expenses and a portion of its general and administrative expenses. The Company has funded the development of its oil and natural gas properties and the remainder of general and administrative expenses through additional borrowings under its line of credit and through the issuance of short term investor notes. Additional equity funding will be required in the near term to meet the capital needs of the Company. The Company is evaluating various financing alternatives such as the issuance of debt, private placements of its common and preferred stock, sales of undivided interests in some of its oil and natural gas properties and joint ventures with industry partners. There is no guarantee that the Company will be successful in obtaining such financing, or that the terms of any financing obtained will be on terms favorable to the Company. Any inability of the Company to raise additional capital will limit the development of most of its oil and natural gas properties and may prevent the Company from meeting its cash requirements. If the wells which are currently being brought into production through development and workovers perform as expected additional cash flows may be available; however, there is no assurance that such cash flows will in fact be available or that the wells will, in fact, perform as expected. In the absence of such well performance or financing, the company will not be able to meet its financial obligations.

     The Texas Railroad Commission declined a request by the Company for a reduction in bonding requirements which were recently increased by the State of Texas for operators of certain wells located in offshore and bay State of Texas waters. The Company is working on obtaining a bond at this increased level but does not have such bond in place at this time. The Company has requested reconsideration by the Texas Railroad Commission of this decision, and such request has been granted. Until a final decision is reached in this matter, the Company will be allowed to continue its operations under its current bond. Should the Company not be successful in reducing the bond level, or in the alternative obtaining a bond at the increased level, or provide other satisfactory security the Company could outsource offshore operations of the property to a third party operator who carries the necessary minimum bonding requirement.

Financing Arrangements

     The Company has a $10.0 million revolving credit line with an entity controlled by the brother of the Company's president. The revolving credit line bears interest at a rate of 7.50% and is due on October 31, 2010. The borrowing base under the revolving credit line is $3,624,707 at April 30, 2005, which is equal to the outstanding balance. The borrowing base cannot be increased without the consent of the lender. The note accrues interest through October 31, 2005, at which time interest will be due monthly. Beginning in November 2006, the principal balance outstanding under the note is due in 48 equal monthly installments along with current interest. The Company also has a $250,000 line of credit with a bank. The outstanding balance under this line of credit is $246,537 at April 30, 2005, and is due upon demand.

     On June 21, 2005, the Company entered into a $500,000 revolving credit agreement with Bank of Texas. The note was guaranteed by a private investor who is to receive 200,000 shares of the Company's common stock and warrants to purchase 100,000 shares of the Company's common stock at $0.50. Interest on this note is payable  quarterly at the prime rate. The outstanding  balance under the note is due June 20, 2006.

     The Company has outstanding production payments in the amount of $305,504 at April 30, 2005. The holders of such production payments have agreed to a temporary forbearance of the Company's obligation. If such forbearance is not continued, the Company will be required to remit the revenue from a substantial portion of the Company's production.

     From time to time, the Company issues notes payable to settle outstanding accounts payable and other liabilities, finance expenditures and generate working capital. The balances of such notes payable were $1,377,333 and $306,092 at April 30, 2005 and 2004, respectively.

Off Balance Sheet Financing Arrangements

     As a member of Mustang Island Gathering, LLC (the "LLC"), a Texas limited liability company and pipeline operator, the Company has been required to guarantee a portion of the LLC's bank debt, which is approximately $1.1 million in the aggregate. The Company's share of such guarantee is approximately $40,000. Due to the financial performance of the pipeline, the likelihood that the Company will be required to perform under this guarantee is remote thus no amount is recorded to reflect the obligation under this guarantee.

Net Cash Provided by Operating Activities

     Cash flows provided by operating activities were $90,183 for the year ended April 30, 2005 as compared to $143,420 for the year ended April 30, 2004. This increase was primarily due to the Company deferring payment of operating costs and the issuance of common stock and warrants in lieu of settling obligations with cash.

Net Cash Used in Investing Activities

     Cash flows used in investing activities increased to $1,535,184 for the year ended April 30, 2005 from $37,729 for the year ended April 30, 2004. This increase was due primarily to $1,550,927 in oil and natural gas capital expenditures incurred related to workovers and a recompletion performed on three wells in the Bateman Lake field.

Net Cash Provided by Financing Activities

     Net cash flows provided by financing activities totaled $1,326,008 for the year ended April 30, 2005 primarily from borrowings under a new line of credit from a bank and notes payable to investors totaling $1,421,800. Net cash provided from financing activities totaled $36,342 for the year ended April 30, 2004 primarily from the sales of the Company's common stock totaling $63,750 offset by net repayments of borrowings totaling $14,555.

Critical Accounting Policies

     The following summarizes several of our critical accounting policies:

Recent Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 153, "Exchanges of Nonmonetary Assets - an amendment of Accounting Principles Board ("APB") Opinion No. 29." SFAS No. 153 is effective for fiscal years beginning after June 15, 2005. This statement addresses the measurement of exchange of nonmonetary assets and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions" and replaces it with an exception for exchanges that do not have commercial substance. The adoption of SFAS No. 153 is expected to have no impact on our consolidated financial statements.

     In May 2005, the Financial Accounting Standards Board issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3." which is effective for fiscal years beginning after December 15, 2005. This statement changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. The adoption of SFAS No. 154 is expected to have no impact on our consolidated financial statements.

Use of Estimates

     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. The use of these estimates significantly affects oil and natural gas properties through depletion and the full cost ceiling test, as discussed in more detail below.

Oil and Natural Gas Properties

     We account for  investments  in oil and natural  gas  properties  using the full-cost method of accounting. All costs directly associated with the acquisition, exploration and development of oil and natural gas properties are capitalized. These costs include lease acquisitions, seismic surveys, and drilling and completion equipment. We expense maintenance and repairs as they are incurred.

     We amortize oil and natural gas properties based on the unit-of-production method using estimates of proved reserve quantities. The amortizable base includes estimated future development costs and, where significant, dismantlement, restoration and abandonment costs, net of estimated salvage values. The depletion rate per Mcfe for the years ended April 30, 2005 and 2004 was $1.63 and $0.90, respectively.

     We account for dispositions of oil and natural gas properties as adjustments to capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves. We have not had any transactions that significantly alter that relationship.

     The net capitalized costs of proved oil and natural gas properties are subject to a "ceiling test" which limits such costs to the estimated present value, discounted at a 10% interest rate, of future net revenues from proved reserves, based on current economic and operating conditions. If net capitalized costs exceed this limit, the excess is charged to operations through depletion, depreciation and amortization. No ceiling test write downs were required during the years ended April 30, 2005 or 2004.

Oil and Natural Gas Reserve Estimates

     The reserve data included in this document for the years ended April 30, 2005 and 2004 are estimates prepared by D. Raymond Perry, Jr., Independent Petroleum Engineer. Reserve engineering is a subjective process of estimating underground accumulations of hydrocarbons that cannot be measured in an exact manner. The process relies on interpretation of available geologic, geophysical, engineering and production data. The extent, quality and reliability of this data can vary. The process also requires certain economic assumptions regarding drilling and operating expense, capital expenditures, taxes and availability of funds. The SEC mandates some of these assumptions such as oil and natural gas prices and the present value discount rate.

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

Acquisition of Oil and Natural Gas Properties

     On July 29, 2005, the Company completed the acquisition of all of the outstanding shares of Viking International Petroleum Plc ("Viking"). Viking is a UK registered company with offices in London and holds a 26% interest in a subsidiary that owns the North Yorkshire gas fields (an extension of the Southern North Sea Gas Basin onshore). The properties include licenses covering approximately 100,000 acres onshore including, four proved natural gas producing fields, two proved undeveloped natural gas fields and additional seismically mapped exploratory fields. Upon closing of this acquisition, the Company delivered 400,000 shares of its common stock to Viking for distribution to Viking shareholders, with an obligation to deliver an additional 1.6 million shares of its common stock if certain defined goals are met or six months passes, unless there is a foreclosure on the assets of Viking's subsidiary.

Risk Factors

Our reserve data and estimated discounted future net cash flows are estimates based on assumptions that may be inaccurate and are based on existing economic and operating conditions that may change in the future.

     There are numerous uncertainties inherent in estimating oil and natural gas reserves and their estimated value, including many factors beyond the control of the producer. The reserve data set forth in this Form 10-KSB represents only estimates. Reservoir engineering is a subjective and inexact process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner. The reserve data included in this Form 10-KSB represents estimates that depend on a number of factors and assumptions that may vary considerably from actual results, including:

         o historical production from the area compared with production from other areas;

         o     the assumed effects of regulations by governmental agencies;

         o     assumptions concerning future oil and natural gas prices;

         o     future operating costs;

         o     severance and excise taxes;

         o     development costs; and

         o     workover and remedial costs.

     For these reasons, estimates of the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, classifications of those reserves based on risk of recovery and estimates of the future net cash flows expected from them prepared by different engineers or by the same engineers but at different times may vary substantially. Accordingly, reserve estimates may be subject to upward or downward adjustment, and actual production, revenue and expenditures with respect to our reserves likely will vary, possibly materially, from estimates. Additionally, there recently has been increased debate and disagreement over the classification of reserves, with particular focus on proved undeveloped reserves. Changes in interpretations as to classification standards, or disagreements with our interpretations, could cause us to write down these reserves.

     As of April 30, 2005, approximately 95% of our proved reserves were proved undeveloped and proved nonproducing. Moreover, some of the producing wells included in our reserve reports as of April 30, 2005 had produced for a relatively short period of time as of that date. Reserve estimates on these wells may be less reliable than estimates based on a lengthy production history. Realization or recognition of our proved undeveloped reserves will depend on our development schedule and plans. Lack of certainty with respect to development plans for proved undeveloped reserves could cause the discontinuation of the classification of these reserves as proved.

     The discounted future net cash flows included in this Form 10-KSB are not necessarily the same as the current market value of our estimated oil and natural gas reserves. As required by the Securities and Exchange Commission, the estimated discounted future net cash flows from proved reserves are based on prices and costs as of the date of the estimate. Actual future net cash flows also will be affected by factors such as:

         o     the actual prices we receive for oil and natural gas;

         o     our actual operating costs in producing oil and natural gas;

         o     the amount and timing of actual production;

         o     supply and demand for oil and natural gas;

         o increases or decreases in consumption of oil and natural gas; and

         o     changes in governmental regulations or taxation.

     In addition, the 10% discount factor we use when calculating discounted future net cash flows for reporting requirements in compliance with the FASB in SFAS No. 69 may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with us or the oil and natural gas industry in general.

We depend on successful exploration, development and acquisitions to maintain reserves and revenue in the future.

     In general, the volume of production from oil and natural gas properties declines as reserves are depleted, with the rate of decline depending on reservoir characteristics. Except to the extent we conduct successful exploration and development activities or acquire properties containing proved reserves, or both, our proved reserves will decline as reserves are produced. Our future oil and natural gas production is, therefore, highly dependent on our level of success in finding or acquiring additional reserves. The business of exploring for, developing or acquiring reserves is capital intensive. Recovery of our reserves, particularly undeveloped reserves, will require significant additional capital expenditures and successful drilling operations. To the extent cash flow from operations is reduced and external sources of capital become limited or unavailable, our ability to make the necessary capital investment to maintain or expand our asset base of oil and natural gas reserves would be impaired.

Oil and natural gas prices are highly volatile, and lower prices will negatively affect our financial results.

     Our revenue, profitability, cash flow, future growth and ability to borrow funds or obtain additional capital, as well as the carrying value of our properties, are substantially dependent on prevailing prices of oil and natural gas. Historically, the markets for oil and natural gas prices have been volatile, and those markets are likely to continue to be volatile in the future. It is impossible to predict future oil and natural gas price movements with certainty. Prices for oil and natural gas are subject to wide fluctuation in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and a variety of additional factors beyond our control. These factors include:

         o      the level of consumer product demand;

         o      overall economic conditions;

         o      weather conditions;

         o      domestic and foreign governmental relations;

         o      the price and availability of alternative fuels;

         o      political conditions;

         o the level and price of foreign imports of oil and liquefied natural gas; and

         o the ability of the members of the Organization of Petroleum Exporting Countries to agree upon and maintain oil price controls.

     Declines in oil and natural gas prices may materially  adversely affect our
financial   condition,   liquidity  and  ability  to  finance   planned  capital
expenditures and results of operations.

We face strong competition from other oil and natural gas companies.

     We encounter competition from other oil and natural gas companies in all areas of our operations, including the acquisition of proven properties. Our competitors include major integrated oil and natural gas companies and numerous independent oil and natural gas companies, individuals and drilling and income programs. Many of our competitors are large, well-established companies that have been engaged in the oil and natural gas business much longer than we have and possess substantially larger operating staffs and greater capital resources than we do. These companies may be able to pay more for developmental projects and productive oil and natural gas properties and may be able to define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. In addition, these companies may be able to expend greater resources on the existing and changing technologies that we believe are and will be increasingly important to attaining success in the industry. We may not be able to conduct our operations, evaluate and select suitable properties and consummate transactions successfully in this highly competitive environment.

We may not be able to keep pace with technological developments in our industry.

     The oil and natural gas industry is characterized by rapid and significant technological advancements and introductions of new products and services using new technologies. As others use or develop new technologies, we may be placed at a competitive disadvantage, and competitive pressures may force us to implement those new technologies at substantial cost. In addition, other oil and natural gas companies may have greater financial, technical and personnel resources that allow them to enjoy technological advantages and may in the future allow them to implement new technologies before we can. We may not be able to respond to these competitive pressures and implement new technologies on a timely basis or at an acceptable cost. If one or more of the technologies we use now or in the future were to become obsolete or if we are unable to use the most advanced commercially available technology, our business, financial condition and results of operations could be materially adversely affected.

We are subject to various governmental regulations and environmental risks.

     Oil and natural gas operations are subject to various federal, state and local government regulations that may change from time to time. Matters subject to regulation include discharge permits for drilling operations, plug and abandonment bonds, reports concerning operations, the spacing of wells, unitization and pooling of properties and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and natural gas wells below actual production capacity in order to conserve supplies of oil and natural gas. Other federal, state and local laws and regulations relating primarily to the protection of human health and the environment apply to the development, production, handling, storage, transportation and disposal of oil and natural gas, by-products thereof and other substances and materials produced or used in connection with oil and natural gas operations. In addition, we may be liable for environmental damages caused by previous owners of property we purchase or lease. As a result, we may incur substantial liabilities to third parties or governmental entities and may be required to incur substantial remediation costs. We also are subject to changing and extensive tax laws, the effects of which cannot be predicted. Compliance with existing, new or modified laws and regulations could have a material adverse effect on our business, financial condition and results of operations.

We are subject to various operating and other casualty risks that could result in liability exposure or the loss of production and revenues.

     The oil and natural gas business involves operating hazards such as:

         o     well blowouts;

         o     mechanical failures;

         o     explosions;

         o     uncontrollable flows of oil, natural gas or well fluids;

         o     fires;

         o     geologic formations with abnormal pressures;

         o     pipeline ruptures or spills;

         o     releases of toxic gases; and

         o     other environmental hazards and risks.

     Any of these hazards and risks can result in the loss of hydrocarbons, environmental pollution, personal injury claims and other damage to our properties and the property of others.

We do not have insurance to cover all of the risks we face.

     In December, 2004, the Company's general liability, umbrella and control of well insurance policies lapsed, and were not renewed until July 29, 2005. Our insurance coverage provides protection against some, but not all, potential losses we face. We do not carry business interruption insurance. We may elect not to carry insurance if our management believes that the cost of available insurance is excessive relative to the risks presented. In addition, we cannot insure fully against pollution and environmental risks. The occurrence of an event not covered by insurance could have a material adverse effect on our financial condition and results of operations.

The marketability of our natural gas production depends on facilities that we typically do not own or control, which could result in a curtailment of production and revenues.

     The marketability of our production depends in part upon the availability, proximity and capacity of natural gas gathering systems, pipelines and processing facilities. We generally deliver natural gas through gas gathering systems and gas pipelines that we do not own under interruptible or short-term transportation agreements. Under the interruptible transportation agreements, the transportation of our gas may be interrupted due to capacity constraints on the applicable system, for maintenance or repair of the system, or for other reasons as dictated by the particular agreements. Our ability to produce and market natural gas on a commercial basis could be harmed by any significant change in the cost or availability of such markets, systems or pipelines.

Our  future   acquisitions   may  yield  revenues  or  production   that  varies
significantly from our projections.

     In acquiring producing properties, we assess the recoverable reserves, future oil and natural gas prices, operating costs, potential liabilities and other factors relating to the properties. Our assessments are necessarily inexact and their accuracy is inherently uncertain. Our review of a subject property in connection with our acquisition assessment will not reveal all existing or potential problems or permit us to become sufficiently familiar with the property to assess fully its deficiencies and capabilities. We may not inspect every well, and we may not be able to observe structural and environmental problems even when we do inspect a well. If problems are identified, the seller may be unwilling or unable to provide effective contractual protection against all or part of those problems. Any acquisition of property interests may not be economically successful, and unsuccessful acquisitions may have a material adverse effect on our financial condition and future results of operations.

Our business may suffer if we lose key personnel.

     We depend to a large extent on the services of certain key management personnel, including our executive officers and other key employees, the loss of any of whom could have a material adverse effect on our operations. We do not maintain key-man life insurance with respect to any of our employees. Our success will be dependent on our ability to continue to employ and retain skilled technical personnel.

We may experience difficulty in achieving and managing future growth.

     We have experienced growth in the past primarily through the acquisition of proven properties. Future growth may place strains on our resources and cause us to rely more on project partners and independent contractors, possibly negatively affecting our financial condition and results of operations. Our ability to grow will depend on a number of factors, including:

         o     our ability to obtain proven properties;

         o     our ability to acquire additional 3-D seismic data;

         o     our ability to develop existing properties;

         o     our ability to retain and attract skilled personnel;

         o our ability to maintain or enter into new relationships with project partners and independent contractors;

         o     the results of our developmental programs;

         o     hydrocarbon prices; and

         o     our access to capital.

     We may not be successful in upgrading our technical, operations and administrative resources or in increasing our ability to internally provide certain of the services currently provided by outside sources, and we may not be able to maintain or enter into new relationships with project partners and independent contractors. Our inability to achieve or manage growth may adversely affect our financial condition and results of operations.

We  have  substantial  capital   requirements  that,  if  not  met,  may  hinder
operations.

     We have experienced and expect to continue to experience substantial capital needs as a result of our development and acquisition programs and continued net losses. We expect that additional external financing will be required in the future to fund our growth. We may not be able to obtain additional financing, and financing under existing or new credit facilities may not be available in the future. Without additional capital resources, we may be forced to limit or defer our planned oil and natural gas development program and thereby adversely affect the recoverability and ultimate value of our oil and natural gas properties, in turn negatively affecting our business, financial condition and results of operations.

We may have difficulty obtaining additional credit.

     Our credit facilities are secured by a pledge of substantially all of our oil and natural gas properties. Some of our credit facilities are guaranteed by individuals. We may not be able to refinance our debt or obtain additional financing, particularly in view of our continued net losses and the fact that substantially all of our assets are currently pledged to secure obligations under existing credit facilities. Our difficulty in obtaining additional debt financing may have adverse consequences on our operations and financial results including:

         o our ability to obtain financing for working capital, capital expenditures, our developmental programs, purchases of new technology or other purposes may be impaired;

         o because a majority of our indebtedness is subject to variable interest rates, we are vulnerable to increases in interest rates;

         o     any additional financing we obtain may be on unfavorable terms;

         o we may be required to use a substantial portion of our cash flow to make debt service payments, which will reduce the funds that would otherwise be available for operations and future business opportunities;

         o a substantial decrease in our operating cash flow or an increase in our expenses could make it difficult for us to meet debt service requirements and could require us to modify our operations, including by curtailing portions of our developmental program, selling assets, reducing our capital expenditures, refinancing all or a portion of our existing debt or obtaining additional financing; and

         o we may become more vulnerable to downturns in our business or the economy generally.

     We may incur additional debt in order to fund our development activities. A higher level of indebtedness increases the risk that we may default on our debt obligations. Our ability to meet our debt obligations and reduce our level of indebtedness depends on future performance. General economic conditions, oil and natural gas prices and financial, business and other factors, many of which are beyond our control, affect our operations and our future performance.

We may record ceiling limitation write-downs that would reduce our shareholders' equity.

     We use the full-cost method of accounting for investments in oil and natural gas properties. Accordingly, we capitalize all the direct costs of acquiring, exploring for and developing oil and natural gas properties. Under the full-cost accounting rules, the net capitalized cost of oil and natural gas properties may not exceed a "ceiling limit" that is based upon the present value of estimated future net revenues from proved reserves, discounted at 10%, plus the lower of the cost or the fair market value of unproved properties. If net capitalized costs of oil and natural gas properties exceed the ceiling limit, we must charge the amount of the excess to operations through depreciation, depletion and amortization expense. This charge is called a "ceiling limitation write-down." This charge does not impact cash flow from operating activities but does reduce our shareholders' equity. The risk that we will be required to write down the carrying value of our oil and natural gas properties increases when oil and natural gas prices are low or volatile. In addition, write-downs would occur if we were to experience sufficient downward adjustments to our estimated proved reserves or the present value of estimated future net revenues, as further discussed in "Risk Factors - Our reserve data and estimated discount future net cash flows are estimates based upon assumptions that may be inaccurate and are based on existing economic and operating conditions that may change in the future." Once incurred, a write-down of oil and natural gas properties is not reversible at a later date. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Oil and Natural Gas Properties" for additional information on these matters.

Item 7.     Financial Statements



                                VTEX ENERGY, INC.


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                           PAGE
                                                                           ----

    Reports of Independent Registered Public Accounting Firms               24
    Consolidated Balance Sheets, April 30, 2005 and 2004                    26
    Consolidated Statements of Operations for the Years Ended
       April 30, 2005 and 2004                                              28
    Consolidated Statements of Stockholders' Equity for the Years Ended
       April 30, 2005 and 2004                                              29
    Consolidated Statements of Cash Flows for the Years Ended
       April 30, 2005 and 2004                                              30
    Notes to Consolidated Financial Statements                              31

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Shareholders of
VTEX Energy, Inc.

We have audited the accompanying consolidated balance sheet of VTEX Energy, Inc. and Subsidiary ("the Company") as of April 30, 2005 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended April 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of VTEX Energy, Inc. and Subsidiary as of April 30, 2005, and the consolidated results of their operations and their cash flows for the year ended April 30, 2005 in conformity with U.S. generally accepted accounting principles.

As referred to in Note 1, the accompanying consolidated financial statements have been prepared assuming the Company will continue on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered a significant loss from operations during the current year, has a working capital deficit, is currently in default on certain of its debt instruments, and will require capital funding from sources other than operations to meet its current debt obligations. In the past two years, the Company has been required to raise additional capital by the issuance of both equity and debt instruments. There are no commitments from funding sources, debt or equity, in the event that cash flows are not sufficient to fund ongoing operations or other cash commitments as they come due. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management will be required to raise additional capital in the near term through offerings of equity or debt securities to fund the Company's debt service obligations and its operations. No assurance can be given that such financing will be available or, if available, that it will be on commercially favorable terms. Moreover, available financing may be dilutive to current investors. Management's plans regarding these matters are also described in Note 1. The Consolidated Financial Statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Pannell Kerr Forster of Texas, P.C.
---------------------------------------
    Pannell Kerr Forster of Texas, P.C.

Houston, Texas
July 29, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



The Board of Directors and Stockholders of
VTEX Energy, Inc.


We have audited the accompanying consolidated balance sheet of VTEX Energy, Inc. as of April 30, 2004 (as restated) and the related consolidated statements of operations, cash flows and changes in stockholders' equity for the year then ended April 30, 2004 (as restated). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of VTEX Energy, Inc. as of April 30, 2004 (as restated), and the consolidated results of their operations and their cash flows for the year ended April 30, 2004 (as restated) in conformity with U. S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred substantial losses leading to a significant working capital deficit. These and other conditions have created substantial doubt about the Company's ability to continue as a going concern. Management's assessment of these conditions and its plans to alleviate them are also described in Note 1. The accompanying financial statements do not include any adjustments which might be necessary if the Company is unable to continue.

As referred to in Note 1, the Company discovered several errors that required adjustment. Accordingly the consolidated financial statements as of and for the year ended April 30, 2004 have been restated to give effect to such adjustments.


/s/ Comiskey & Company
----------------------
    Comiskey & Company

Denver, Colorado
July 13, 2004

                                VTEX ENERGY, INC.
                           CONSOLIDATED BALANCE SHEETS



                                                         April 30,
                                               ------------------------------
                                                      2005            2004
                                                      ----            ----
                                                                   (Restated)

    ASSETS

 CURRENT ASSETS
   Cash                                        $       37,582  $      156,575
   Certificates of deposit                             98,917          75,000
   Accounts receivable, trade                          78,702         165,262
   Joint interest billins receivable                  106,118          25,865
   Note receivable                                       -             67,000
   Advances to related party                             -             10,000
   Other current assets                                  -             82,051
                                               --------------  --------------

         Total current assets                         321,319         581,753
                                               --------------  --------------

OIL AND GAS PROPERTIES - Full cost method
   of accounting                                   18,325,280      16,996,853

   Less accumulated depletion, depreciation
      and amortization                          (   1,581,145)  (   1,310,150)
                                               --------------  --------------

         Oil and gas properties, net               16,744,135      15,686,703
                                               --------------  --------------

OTHER ASSETS
   Other property and equipment, net of
      accumulated depreciation of $111,229
      and $91,720 at April 30, 2005 and 2004,
      respectively                                     47,030          34,941
   Long term accounts receivable, net of
      allowance for Doubtful accounts
      of $135,119 April 30, 2005 and 2004,
      respectively                                       -             28,000
   Deferred loan costs, net of accumulated
      amortization of $362,558 and $126,750
      at April 30, 2005 and 2004,
      respectively                                     14,405         134,350
   Other assets                                        44,600          19,277
                                               --------------  --------------

         Total other assets                           106,035         216,568
                                               --------------  --------------

         TOTAL ASSETS                          $   17,171,489  $   16,485,024
                                               ==============  ==============


         The accompanying notes are an integral part of the consolidated financial statements

                                VTEX ENERGY, INC.
                           CONSOLIDATED BALANCE SHEETS



                                                          April 30,
                                               ------------------------------
                                                      2005            2004
                                                      ----            ----
                                                                   (Restated)

    LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
    Accounts payable, trade                    $    1,462,292  $      805,533
    Line of credit - related party                       -          1,839,143
    Line of credit - bank                             246,537         100,000
    Notes payable, net of debt discount of
       $87,397 at April 30, 2005                    1,377,333         306,092
    Production payments payable - related party          -            934,518
    Production payments payable                       305,504         254,000
    Royalties payable                                 720,823         654,191
    Working interest revenues payable                  61,676          94,232
    Taxes payable                                     172,463         201,478
    Advances from related parties                      12,500         252,406
    Accrued interest                                   75,810         486,043
                                               --------------  --------------

          Total current liabilities                 4,434,938       5,927,636
                                               --------------  --------------

 NONCURRENT LIABILITIES
    Line of credit - related party                  3,624,707            -
    Asset retirement obligations                    1,232,297       1,165,330
                                               --------------  --------------

          Total noncurrent liabilities              4,857,004      1,165,330
                                               --------------  --------------

 COMMITMENTS AND CONTINGENCIES                           -              -

 STOCKHOLDERS' EQUITY
    Preferred stock class AA-1, cumulative
       convertible; $0.01 par value per share,
       500,000 shares authorized; 395,879
       shares issued and outstanding                    3,959          3,959
    Preferred stock class B, noncumulative
       nonconvertible; $0.001 par value per
       share, 500,000 shares authorized;
       500,000 shares issued and outstanding              500            500
    Common stock, $0.001 par value per share;
       150,000,000 shares authorized; 9,769,989
       and 5,848,681 shares issued and
       outstanding at April 30, 2005 and 2004,
       respectively                                     9,770          5,849
    Additional paid-in capital                     32,420,576     29,976,623
    Accumulated deficit                         (  24,555,258)  ( 20,594,873)
                                               --------------  --------------

          Total stockholders' equity                7,879,547      9,392,058
                                               --------------  --------------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $   17,171,489  $  16,485,024
                                               ==============  ==============





          The accompanying notes are an integral part of the consolidated financial statements

                                VTEX ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                     Year Ended April 30,
                                               ------------------------------
                                                      2005            2004
                                                      ----            ----
                                                                   (Restated)

REVENUES
   Oil sales                                   $       57,321  $      300,162
   Natural gas sales                                  951,200       1,058,228
                                               --------------  --------------

         Total revenues                             1,008,521       1,358,390
                                               --------------  --------------

OPERATING EXPENSES
   Lease operating expense                            505,323         723,404
   Production taxes                                   127,771         151,853
   Depreciation, depletion and
      amortization expense                            290,504         250,977
   General and administrative expense               3,102,411       1,604,028
   Accretion expense                                   89,467          81,302
                                               --------------  --------------

         Total operating expenses                   4,115,476       2,811,564
                                               --------------  --------------

OTHER INCOME (EXPENSE)
   Other income                                        30,339           8,142
   Interest expense                             (     883,769)  (     336,653)
                                               --------------  --------------

         Total other expense, net               (     853,430)  (     328,511)
                                               --------------  --------------

Loss Before Cumulative Effect of Change
   in Accounting Principle                      (   3,960,385)  (   1,781,685)

Cumulative Effect of Change in Accounting
   Principle                                             -      (     275,533)
                                               --------------  --------------

NET LOSS                                       $(   3,960,385) $(   2,057,218)
                                               ==============  ==============

NET LOSS PER SHARE - Basic and Diluted
   Loss Before Cumulative Effect of Change
      in Accounting Principle                  $(        0.55) $(        0.35)
   Cumulative Effect of Change in Accounting
      Principle                                           -     (        0.06)
                                               --------------  --------------
   Net Loss                                    $(        0.55) $(        0.41)
                                               ==============  ==============

WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING                               7,257,918       5,040,289
                                               ==============  ==============



          The accompanying notes are an integral part of the consolidated financial statements

                                VTEX Energy, Inc.
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 Years Ended April 30, 2005 and 2004 (Restated)

                                    Preferred Stock
                    -------------------------------------------
                          Class AA-1             Class B               Common Stock                       Additional      Total
                    --------------------- --------------------- ------------------------   Accumulated      Paid-in    Shareholders'
                      Shares     Amount     shares    Amount       Shares       Amount       Deficit        Capital       Equity
                    --------- ----------- --------- ----------- ------------ ----------- -------------- ------------- -------------
April 30, 2003          -     $     -      500,000  $      500    5,792,646  $    5,793  $( 18,537,655) $ 27,773,042  $  9,241,680

Common stock issued
   for consulting
   services             -           -         -           -       1,263,834       1,264           -          723,378       724,642
(restated)
Common stock issued
   for cash             -           -         -           -         225,000         225           -           63,525        63,750
Common stock
   appreciation
   rights granted       -           -         -           -            -            -             -          503,975       503,975
Common stock issued
   as consideration
   for the
   acquisition of
   oil and gas          -           -         -           -         125,000         125           -           58,125        58,250
   properties
Common stock issued
   as loan              -           -         -           -         540,000         540           -          260,560       261,100
   consideration
Cancellation of
   common stock
   held by lender       -           -         -           -     ( 2,369,033 )   ( 2,369)          -          202,369       200,000
Common stock issued
   under stock
   appreciation
   rights agreement     -           -         -           -         271,234         271           -      (       271)         -
Preferred stock
   issued in
   settlement of
   accounts payable  395,879       3,959      -           -            -           -              -          391,920        395,879
Net loss (restated)     -           -         -           -            -           -     (   2,057,218)         -     (   2,057,218)
                    --------- ----------- --------- ----------- ------------ ----------- -------------- ------------- -------------
Balance
April 30, 2004
(restated)           395,879       3,959   500,000         500    5,848,681       5,849  (  20,594,873)   29,976,623      9,392,058

Common stock issued
   for consulting
   services             -           -         -           -       2,424,999       2,425           -          942,084        944,509
Warrants issued
   for consulting
   services             -           -         -           -            -           -              -          681,550        681,550
Common stock issued
   for cash             -           -         -           -         200,000        200            -           49,800         50,000
Common stock issued
   as loan              -           -         -           -         660,750        661            -          402,902        403,563
consideration
Warrants issued
   as loan
   consideration        -           -         -           -            -           -              -          139,509        139,509
Common stock issued
   under stock
   appreciation
   rights agreement     -           -         -           -         585,559        585            -     (        585)         -
Common stock issued
   in settlement of
   accounts payable     -           -         -           -          50,000         50            -           13,693        13,743
Warrants issued for
   option to
   acquire oil and
   gas properties       -           -         -           -            -           -              -          215,000       215,000
Net loss                -           -         -           -            -           -      (  3,960,385)         -     (  3,960,385 )
                    --------- ----------- --------- ----------- ------------ ----------- -------------- ------------- -------------
Balance
April 30, 2005       395,879  $    3,959   500,000  $      500    9,769,989  $    9,770  $( 24,555,258) $ 32,420,576  $  7,879,547
                    ========  =========== ========= =========== ============ =========== ============== ============  =============

          The accompanying notes are an integral part of the consolidated financial statements

                                VTEX Energy, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                     Year Ended April 30,
                                               ------------------------------
                                                      2005            2004
                                                      ----            ----
                                                                   (Restated)

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                    $(  3,960,385)  $(  2,057,218)
   Adjustments to reconcile net loss
      to net cash provided by operating
       activities
      Cumulative effect of change in
        accounting principle                            -            275,533
      Depreciation, depletion and
        amortization expense                         290,504         250,977
      Amortization of deferred loan
        costs and debt discount                      575,621         126,750
      Bad debt expense                                28,000            -
      Accretion expense                               89,467          81,302
      Common stock issued for services             1,626,059         724,642
      Advances to related parties applied
        to travel costs                              205,742            -
      Note payable issued for litigation
        settlement                                      -            150,000
      Write off option to purchase oil
        and natural gas properties                   215,000            -
   Changes in operating assets and liabilities
      Accounts receivable, trade                       6,307          53,077
      Other assets                                    56,728    (     82,051)
      Accounts payable - trade                       670,501         243,782
      Royalties and working interest
        revenues payable                              34,076         161,410
      Other current liabilities                      252,563         215,216
                                               --------------  --------------
Net cash provided by operating activities             90,183         143,420
                                               --------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Investment in certificates of deposit        (     23,917)           -
   Oil and natural gas capital expenditures     (  1,550,927)     (  243,229)
   Proceeds from sales of oil and natural
     gas properties                                  200,000         185,000
   Purchase of property and equipment, other    (     31,598)     (   20,000)
   Payments received on note receivable               67,000          33,000
   Advances to related party                    (    220,742)           -
   Payments received on advances to
     related party                                    25,000            -
   Advance from related party                           -              7,500
                                               --------------    ------------
Net cash used in investing activities           (  1,535,184)     (   37,729)
                                               --------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Borrowings on notes payable                     1,272,500         184,356
   Repayments of notes payable                  (    127,029)     (  189,801)
   Repayments of production payments                    -         (   55,000)
   Borrowings on lines of credit                     149,300         125,000
   Repayments of lines of credit                (      2,763)     (   50,000)
   Repayments of advances from related party    (     16,000)     (   41,963)
   Proceeds from issuance of common stock             50,000          63,750
                                               --------------    ------------
Net cash provided by financing activities          1,326,008          36,342
                                               --------------    ------------

 NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                        (    118,993)        142,033

 CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD                              156,575          14,542
                                               --------------  --------------

 CASH AND CASH EQUIVALENTS,
    END OF PERIOD                              $      37,582   $     156,575
                                               ==============  ==============

 SUPPLEMENTAL CASH FLOW DISCLOSURES - SEE NOTE 2


         The accompanying notes are an integral part of the consolidated financial statements

                                VTEX Energy, Inc.
                   Notes to Consolidated Financial Statements
                                 April 30, 2005


Note 1.  Financial Statement Presentation

Business and Organization

The Company was incorporated under the laws of the State of Texas on June 18, 1998 as Vector Energy Corporation. Effective November 19, 2002, the Company was reincorporated into Nevada. The reincorporation was effected by the merger of Vector Energy Corporation with and into a newly created wholly owned subsidiary VTEX Energy, Inc., a Nevada corporation, which became the surviving entity. The Company is primarily engaged in the acquisition, development, production and exploration of oil and natural gas properties in the United States.

Going Concern

For the year ended April 30, 2005 our Independent Registered Public Accounting Firm issued a going concern opinion. As shown in the financial statements, the Company has historically incurred net losses from operations and has incurred net losses of approximately $3,960,000 and $2,057,000 for the years ended April 30, 2005 and 2004, respectively, and losses are expected to be incurred in the near term. Current liabilities exceeded current assets by approximately $4,114,000 and $5,346,000 at April 30, 2005 and 2004, respectively, and the accumulated deficit is approximately $24,555,000 at April 30, 2005. Amounts outstanding and payable to creditors are in arrears and the Company is in negotiations with creditors to obtain extensions and settlements of outstanding amounts. Management anticipates that significant additional expenditures will be necessary to develop the Company's properties, which consist primarily of proved reserves that are non-producing, before significant positive operating cash flows will be achieved. Without outside investment from the sale of equity securities or debt financing our ability to execute our business plan will be limited. These factors are an indication that the Company may be unable to continue in existence.

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

Note 2.  Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of VTEX Energy, Inc. and its wholly owned subsidiary, Vector Exploration, Inc. (herein collectively referred to as the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition

The Company recognizes oil and natural gas revenue for its interest in producing wells as oil and natural gas is produced and sold from those wells. Oil and natural gas sold by the Company is not significantly different from the Company's share of production.

Restatement of 2004 Financial Statements

Subsequent to April 30, 2004, management discovered various errors with respect to the Company's 2004 financial statements including the failure to record the asset retirement obligation in accordance with Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations", the failure to record certain property taxes owed and the failure to properly record certain equity transactions as of April 30, 2004. Accordingly, the 2004 financial statements have been restated to correct these misstatements. The effect of the restatement was to increase the loss before cumulative effect of change in accounting principle by $196,607, or $0.04 per share, increase the cumulative effect of change in accounting principle by $90,019, or $0.02 per share and increase the net loss by $286,626, or $0.06 per share.

The following is a comparison of the previously reported and restated amounts for theConsolidated Balance Sheets and Consolidated Statements of Operations as of, and for the year ended April 30, 2004.

                                              As Reported      Adjustment     As Restated
                                             --------------  --------------  --------------
Consolidated Balance Sheets
---------------------------
Oil and natural gas properties               $  16,883,114   $     113,739   $  16,996,853
Accumulated depletion,
   depreciation and amortization              (  1,341,067)         30,917    (  1,310,150)
Oil and natural gas properties, net             15,542,047         144,656      15,686,703
Total assets                                    16,340,368         144,656      16,485,024
Accounts payable, trade                            681,744         123,789         805,533
Total current liabilities                        5,803,847         123,789       5,927,636
Asset retirement obligations                       940,337         224,993       1,165,330
Total noncurrent liabilities                       940,337         224,993       1,165,330
Additional paid-in capital                      29,894,123          82,500      29,976,623
Accumulated deficit                           ( 20,308,247)   (    286,626)   ( 20,594,873)
Total stockholders' equity                       9,596,184    (    204,126)      9,392,058
Total liabilities and
   stockholders' equity                      $  16,340,368   $     144,656   $  16,485,024
Consolidated Statements of Operations
-------------------------------------
Lease operating expense                      $     599,615   $     123,789   $     723,404
Depreciation, depletion and
   amortization expense                            274,528    (     23,551)        250,977
General and administrative expense               1,535,734          68,294       1,604,028
Accretion expense                                   53,227          28,075          81,302
Total operating expense                          2,614,957         196,607       2,811,564
Net loss before cumulative effect
   of change in accounting principle          (  1,585,078)   (    196,607)   (  1,781,685)
Cumulative effect of change in
   accounting principle                       (    185,514)   (     90,019)   (    275,533)
Net loss                                     $(  1,770,592)  $(    286,626)  $(  2,057,218)
Net loss per share
   Before cumulative effect of
      change in accounting principle         $(       0.31)  $(       0.04)  $(       0.35)
   Cumulative effect of change in
      accounting principle                   $(       0.04)  $(       0.02)  $(       0.06)
   Net loss                                  $(       0.35)  $(       0.06)  $(       0.41)

Recent Accounting Pronouncements

In December 2004, SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of Accounting Principles Board ("APB") Opinion No. 29" was issued and is effective for fiscal years beginning after June 15, 2005. This Statement addresses the measurement of exchange of nonmonetary assets and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions" and replaces it with an exception for exchanges that do not have commercial substance. The adoption of SFAS No. 153 is expected to have no impact on our consolidated financial statements.

In May 2005, SFAS No. 154, "Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3" was issued and is effective for fiscal years beginning after December 15, 2005. This statement changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. The adoption of SFAS No. 154 is expected to have no impact on our consolidated financial statements.

Oil and Natural Gas Properties

The Company follows the full cost method of accounting for its oil and natural gas properties. All costs associated with property acquisition, exploration, and development activities are capitalized in a single cost center located within the United States. Internal costs directly identified with the acquisition, exploration and development activities of the Company are also capitalized.
Capitalized costs are amortized on the unit-of-production basis using total proved oil and natural gas reserves. Capitalized costs are subject to a "ceiling test" and are limited to the present value of estimated future net revenues less estimated future expenditures using a discount factor of ten percent. Should capitalized costs exceed the present value of reserves discounted at ten percent, the excess is charged to operations. Once incurred, an impairment of oil and natural gas properties can not be reversed at a later date. Impairment of oil and natural gas properties is assessed on a quarterly basis in conjunction with our quarterly filings with the SEC. Sales of proved and unproved oil and natural gas properties are treated as reductions of the capitalized cost pool, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves. At April 30, 2005 and 2004, there were no costs of unproved properties or major development projects included in the capitalized cost pool. The depletion rates per Mcfe for the years ended April 30, 2005 and 2004 was $1.63 and $0.90, respectively.

Other Property and Equipment

Other property and equipment of the Company consists primarily of computer equipment, vehicles and furniture and fixtures, which are depreciated over estimated useful lives, ranging from three to seven years, on a straight-line basis. Repairs and maintainence is expensed as incurred while costs incurred that extend the useful life are capitalized.

Deferred Loan Costs

Deferred loan costs consist of direct costs of securing financing and includes primarily common stock and warrants issued as part of the underlying debt instruments, loan origination fees paid to third parties, extension fees, and legal costs to prepare loan documents. These costs are capitalized and amortized over the life of the loan on a straight line basis.

Asset Retirement Obligations

The Company records a liability for legal obligations associated with the retirement of tangible long-lived assets in the period in which they are incurred in accordance with SFAS No. 143. The Company adopted this policy effective May 1, 2003, using a cumulative effect approach to recognize transition amounts for asset retirement obligations ("ARO"), asset retirement costs and accumulated accretion and depletion. Under this method, when liabilities for dismantlement and abandonment costs, excluding salvage values, are initially recorded the carrying amount of the related oil and natural gas properties are increased. Accretion of the liability is recognized each period using the interest method of allocation, and the capitalized cost is depleted over the useful life of the related asset. Revisions to such estimates are recorded as adjustments to the ARO, capitalized asset retirement costs and charges to operations during the periods in which they become known. At the time the abandonment cost is incurred, the Company will be required to recognize a gain or loss if the actual costs do not equal the estimated costs included in ARO (see Note 7).

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

Loss Per Share

Loss per share has been calculated using the weighted average number of shares outstanding. Outstanding warrants and other potentially dilutive securities have been excluded from the calculation of diluted loss per share, as their effect would be anti-dilutive due to the Company incurring a net loss for all periods presented. At April 30, 2005 and 2004, there are 250,000 warrants that are potentially dilutive common shares that have been excluded from the calculation of earnings per share because their effects are anti-dilutive.

Income Taxes

The Company  accounts  for income  taxes under the  provisions  of SFAS No. 109,
"Accounting for Income Taxes," which provides for an asset and liability approach for accounting for income taxes. Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences, using currently enacted tax laws, attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. The Company's most significant timing difference is its net operating loss carry forwards and the timing difference between the book and tax basis if its oil and natural gas properties. Management determined that it is more likely than not that NOL's accumulated during prior years of in excess of $27,000,000 will not be recoverable. Accordingly, a valuation allowance has been provided for the full value of its net tax assets. The Company's NOL carry forwards begin to expire in 2013.

Statement of Cash Flows

For purposes of the consolidated statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash and cash equivalents.

The following is a summary of all payments made for interest and significant noncash financing activities for the years ended April 30, 2005 and 2004, respectively.

Supplemental Disclosures of Cash Flow Information:

                                                      Year Ended April 30,
                                                 ------------------------------
                                                      2005            2004
                                                      ----            ----
Cash payments
   Interest                                      $       25,231  $       14,307
Noncash financing activities
   Common stock and warrants issued for
      services                                   $    1,626,059  $      724,642
   Common stock and warrants issued to note
      holders recorded as debt discounts                399,610          27,600
   Common stock and warrants issued for debt
      extensions and a guarantee                        143,462         233,500
   Common stock issued to settle accounts
      payable                                            13,743            -
   Preferred stock issued to settle accounts
      payable                                              -            395,879
   Common stock warrants issued for option to
      purchase oil and natural gas properties           215,000           -
   Common stock issued for  the purchase of
      oil and natural gas properties                       -             58,250
   Stock appreciation rights issued for accrued
      payroll and advances from related parties            -            503,975
   Oil and natural gas properties sold for the
      assumption of accounts payable                       -            619,787
   Production payment and accrued interest
      transferred to line of credit                   1,174,956            -
   Advances from related party transferred
      to line of credit                                 223,906            -
   Accrued interest transferred to line of
      credit                                            386,702            -
   Accrued interest transferred to note payable          13,167            -
   Accrued interest transferred to
      production payment                         $       51,503  $         -

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

Concentration of Credit Risk

Substantially all of the Company's accounts receivable result from oil and natural gas sales or joint interest billings to third parties in the oil and gas industry. This concentration of customers and joint interest owners may impact the Company's overall credit risk in that these entities may be similarly affected by changes in economic and other industry conditions. The Company does not require collateral from its customers and the Company has not experienced material credit losses on such receivables. Further, the Company generally has the right to offset revenue against related billings to joint interest owners.

Note 3.  Certificates of Deposit

At April 30, 2005 and 2004, the Company had certificates of deposit totaling $98,917 and $75,000, respectively. Such certificates bear interest at a rates ranging from 1.88% to 2.52% at April 30, 2005 and 1.1% at April 30, 2004. The maturity dates of the certificates ranged from October 6, 2005 to March 20, 2006. The certificates of deposit are collateral for letters of credit, with expiration dates corresponding to the maturity dates of the certificates, issued in favor of governmental agencies in states in which the Company operates wells. It is anticipated that such certificates of deposit and the corresponding letters of credit will be renewed at maturity.

Note 4.  Acquisitions of Oil and Natural Gas Properties

On January 13, 2005, the Company executed a purchase and sale agreement with Arcoa Oil & Gas, Inc. ("Arcoa"). Under the terms of the agreement, as amended, Arcoa acquired a net profits interest in three wells on the Company's Bateman Lake property for up to $1,150,000. The net profits interest acquired is 75% before payout of Arcoa's investment plus a 12% return, 65% until the wells have produced $7 million in undiscounted cash flow to the working interest originally owned by the Company, 60% until the wells have produced $9 million in undiscounted cash flow to the working interest originally owned by the Company and 30% thereafter. The net profits percentages and the payout thresholds will be adjusted on a pro rata basis for the actual purchase price delivered to the Company.

On April 13, 2005, the Company entered into a letter of intent to acquire Viking International Petroleum, plc (Viking). Viking is a UK registered company with offices in London, which owns a 26% interest in the North Yorkshire gas project (an extension of the Southern North Sea Gas Basin onshore) through its shareholding in Viking Petroleum UK Limited. The properties include licenses covering approximately 100,000 acres onshore including, four proved natural gas producing fields, two proved undeveloped natural gas fields and additional seismically mapped exploratory fields. This transaction was closed on July 29, 2005 (see note 12).

Note 5. Oil and Gas Producing Activities

Set forth below is certain information regarding the aggregate capitalized costs of oil and gas properties, as of April 30, 2005 and 2004, and costs incurred in oil and gas property acquisition, development and exploration activities for the years ended April 30, 2005 and 2004.

                                                       April 30,
                                         ---------------------------------------
                                                 2005                  2004
                                                 ----                  ----
 Capitalized Costs
    Proved properties                    $     18,325,280      $     16,996,853
    Unproved properties                              -                     -
    Accumulated depreciation, depletion
       and amortization                   (     1,581,145)      (     1,310,150)
                                         --------------------  -----------------
                                         $     16,744,135      $     15,686,703
                                         ====================  =================

                                                   Year Ended April 30,
                                         ---------------------------------------
                                                 2005                  2004
                                                 ----                  ----
 Cost Incurred
    Property acquisitions:
       Proved properties                 $           -         $         58,250
       Unproved properties                           -                     -
    Development costs                           1,550,927               243,229
    Exploration costs                                -                     -
                                         --------------------  -----------------
                                         $      1,550,927      $        301,479
                                         ====================  =================

The following presents the results of operations of oil and gas producing activities for the years ended April 30, 2005 and 2004:

                                                    Year Ended April 30,
                                         ---------------------------------------
                                                 2005                  2004
                                                 ----                  ----

 Oil and gas sales                       $      1,008,521      $      1,358,390
 Production costs                         (       633,094)      (       875,257)
 Exploration                                         -                     -
 Depreciation, depletion and amortization (       270,995)      (       236,771)
 Impairment of oil and gas properties                -                     -
                                         -----------------     -----------------
 Operating income, before income tax              104,432               246,362
 Income tax                                          -                     -
                                         -----------------     -----------------
 Operating income, after income tax      $        104,432      $        246,362
                                         =================     =================

Note 6.  Debt

Total debt at April 30, 2005 and 2004 consists of the following:

                                                        April 30,
                                         ---------------------------------------
                                                 2005                  2004
                                                 ----                  ----

          Lines-of-credit                $      3,871,244      $      1,939,143
          Production payments payable             305,504             1,188,518
          Other notes payable                   1,377,333               306,092
                                         -----------------     -----------------
                                                5,554,081             3,433,753
          Less current portion            (     1,929,374)      (     3,433,753)
                                         -----------------     -----------------
                                         $      3,624,707      $           -
                                         =================     =================

Lines of Credit

The Company has a $10.0 million revolving credit line with an entity controlled by the brother of the Company's president. The borrowing base under this revolving credit line is $3,624,707 at April 30, 2005, which is equal to the outstanding balance and cannot be increased without the consent of the lender. The line of credit is secured by all of the Company's oil and natural gas properties and bears interest at the rate of 7.5%. Accrued interest on the line of credit was $248,767 at April 30, 2004. The principal balance and unpaid interest was due at maturity on January 31, 2005. On April 30, 2005, the line of credit was restructured. The borrowing base was increased from $1,839,143 to $3,624,707. A production payment of $934,518 and related accrued interest of $240,438 due to the entity holding the line of credit was transferred to the line of credit. In addition, unsecured advances due to the brother of the Company's president totaling $223,906 and accrued interest on the line of credit totaling $386,702 were transferred to the line of credit. Under the terms of the restructuring, the line of credit accrues interest through October 31, 2005, at which time interest will be due monthly. Beginning in November 2006, the principal balance outstanding under the line of credit converts to a term note and is payable in 48 equal monthly installments along with current interest.

On April 8, 2004, the Company entered into a $250,000 revolving credit agreement with Hibernia Bank. The note has been guaranteed by a private investor who received 100,000 shares of the Company's common stock with a fair value of $49,000 as consideration for such guarantee. The fair value of the common stock was expensed when incurred. Interest on this note is payable monthly at a floating rate of prime plus 1.097% (6.847% and 5.097% at April 30, 2005 and 2004, respectively.) The outstanding balance under the note, which was $246,537 and $100,000 at April 30, 2005 and 2004, respectively, is due upon demand.

Other Notes Payable

Included in other notes payable are unsecured 10% to 13.6% notes issued to vendors in settlement of accounts payable. Certain of the notes are past their due dates and are in default. These notes are subject to a demand for payment at any time. These notes totaled $42,842 and $42,850 at April 30, 2005 and 2004, respectively.

Also included in other notes payable is a financing obligation for insurance premiums, payable in monthly installments, with interest at 5.57%, through October 2004 which was subsequently paid in full. Such obligation had a balance of $63,242 at April 30, 2004.

In November 2003, the Company issued a note payable for the purchase of seismic data. The note was payable in monthly installments, with interest at 6%, matured on August 21, 2004 and was paid in full in November 2004. Such note had a balance of $10,000 at April 30, 2004.

During December 2003 and January 2004, the Company issued a series of 12% notes totaling $40,000 to investors for working capital loans. The Company also issued the investors 40,000 shares of its common stock. The stock issued was recorded at its fair market value of $27,600 and treated as deferred loan cost which was amortized over four months. The notes were due on dates ranging from April 29, 2004 to May 26, 2004 and were in default. These notes were subject to a demand for payment at any time. However, The Company subsequently reached agreement with the investors to extend the due dates of the notes to dates ranging from April 29, 2005 to May 26, 2005 in return for the issuance of 28,250 shares of its common stock and warrants to purchase 5,000 shares of the Company's common stock at $0.50 per share which expire on January 26, 2006. The stock and warrants issued were recorded at their fair market value of $17,048 and treated as deferred loan cost which is being amortized over one year. Accrued interest on these notes totaled $6,276 and $1,476 at April 30, 2005 and 2004, respectively. During June 2005 the Company reached agreements with the investors to further extend the maturity dates of the notes (see note 12).

In March 2004, the Company issued a $150,000 note payable to Mustang Island Gathering, LLC (the "LLC") for indemnification of litigation settlement costs. Mustang Island Gathering, LLC purchases the natural gas produced from the Company's Mustang Island property, and the Company is an approximate 11% owner in the LLC. The note is payable in monthly installments, with interest at 4.5%, at the rate of $0.03 per MCF of natural gas purchased, beginning with April 2004 production The balance due under the note was $96,220 and $150,000 at April 30, 2005 and 2004, respectively.

During March 2005, the Company issued a $250,000 unsecured note payable to a private investor. The note bears interest at 12% and the principal and accrued interest is due in one payment upon the demand of the holder. The note provided for the issuance to the investor of 50,000 shares of the Company's common stock and warrants to purchase 40,000 shares of the Company's common stock at $0.50 per share which expire on March 10, 2007. The common stock and warrants were recorded at their fair value of $33,516 and treated as a debt discount which was immediately amortized into interest expense. Accrued interest on the note totaled $4,192 at April 30, 2005.

During the period June 2004 through April 2005, the Company issued a series of 12% notes totaling $1,035,667 to private investors for working capital purposes. The notes also provided for the issuance to the investors of 557,767 shares of its common stock and warrants to purchase 252,633 shares of the Company's common stock at $0.50 per share which expire on dates ranging from June 18, 2006 to April 27, 2007. The common stock and warrants were recorded at their fair value of $399,610 and treated as a debt discount which is being amortized over the term of the loan. At April 30, 2005, 165,267 shares of the common stock remained to be issued, however their fair value has been included in stockholders' equity. Interest on the notes is payable quarterly and the principal balances had original maturity dates ranging from June 18, 2005 to December 31, 2005. Accrued interest on the notes totaled $63,027 at April 30, 2005. Unamortized debt discount was $87,397 at April 30, 2005. The Company subsequently reached agreement with certain of the investors to extend the due dates of the notes to dates ranging from March 2, 2005 to June 8, 2005 in return for the issuance of 195,000 shares of its common stock and warrants to purchase 40,000 shares of the Company's common stock at $0.50 per share which expire on dates ranging from March 2, 2007 to March 8, 2007. The stock and warrants issued were recorded at their fair market value of $77,414 and treated as deferred loan cost which is being amortized over the term of the extension. At April 30, 2005, 105,000 shares of the common stock remained to be issued, however their fair value has been included in stockholders' equity. At April 30, 2005, most of the notes had matured and were in default. These notes were subject to a demand for payment at any time. Subsequent to April 30, 2005, the Company reached agreements to extend the maturity dates, of all of the 12% notes to investors that had matured, to December 31, 2005 (see note 12).

Production Payments Payable

During October and November of 2000, the Company issued 31,687 shares of its common stock and undivided working interests, ranging from 3.7% to 4.4%, in three nonproducing wells in the Mustang Island Field to private investors for total cash consideration of $254,000. The proceeds were used to fund development of the wells. The investors are entitled to recoup their investment out of 100% of the future production, if any, from the wells. These transactions were treated, by the Company, as loans repayable out of production from designated wells for accounting purposes. The stock issued was recorded at its fair market value as a loan cost which has been fully amortized. The production loans began accruing interest on January 1, 2001 at 5.25% and accrued interest on the loans totaled $1,992 and $44,103 at April 30, 2005 and 2004, respectively. Although certain of the wells covered by the production loans have been producing, the Company has not made any principal payments under the loans. In January and February of 2004, the Company issued the holders of the production loans 100,000 shares of the Company's common stock in return for their forbearance under the production loans until the earlier of the first month following the month in which the Company has positive cash flow or August 1, 2004. The stock issued was recorded at its fair market value of $57,500 and treated as deferred loan cost which was amortized over six months. In December of 2004, the Company reached an agreement with the holders of the loans to increase the interest rate to 6%, begin paying interest monthly on the loans and to convert the accrued interest of $51,503 into principal. Negotiations between the Company and the holders of the loans are being held on further restructuring of the terms of the loans. However, there can be no assurance that any such restructuring will occur.

In December 2000, the Company issued an undivided 10% interest in six wells located in the Mustang Island Field to Old Jersey Oil Ventures, LLC for cash consideration of $1,000,000. The brother of the president of the Company is a principal in Old Jersey Oil Ventures, LLC. Old Jersey Oil Ventures, LLC is entitled to recoup its investment out of future production from the wells in the Mustang Island Field. The transaction was treated, by the Company, as a loan repayable out of production from designated wells for accounting purposes. The production loan began accruing interest on January 1, 2001 at 5.25% and accrued interest on the loan totaled $191,376 at April 30, 2004. The balance due under the production loan was $934,518 April 30, 2004. In March, 2004, the Company issued Old Jersey Oil Ventures, LLC 400,000 shares of the Company's common stock in return for forbearance under the production payment until the earlier of the first month following the month in which the Company has positive cash flow or August 1, 2004. The stock issued was recorded at its fair market value of $176,000 and treated as a deferred loan cost which was amortized over five months. On April 30, 2005, the outstanding balance due under the production loan of $934,518 and related accrued interest of $240,438 was transferred to the Company's line of credit.

Note 7.  Asset Retirement Obligations

Beginning in fiscal 2004, SFAS No. 143 requires the Company to recognize an estimated liability for the plugging and abandonment of its oil and natural gas wells and associated pipelines, platforms, and equipment. This statement requires the Company to record a liability in the period in which its asset retirement obligation ("ARO") is incurred. Upon initial recognition of the liability, the Company must capitalize a corresponding asset cost equal to the amount of the liability. Upon adoption of SFAS No. 143 the Company recognized
(1) a liability for any existing ARO's, (2) corresponding capitalized cost related to the liability, (3) accumulated depletion, depreciation and amortization on that capitalized cost, and (4) a cumulative effect of change in accounting principle.

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

The adoption of SFAS No. 143 was effective beginning May 1, 2003 and resulted in an adjustment to record (1) an $1,084,028 ARO, (2) a $850,194 increase in the carrying value of proved properties, (3) a $41,699 increase in accumulated depletion, and (4) a $275,533 one-time cumulative effect of change in accounting principle.

The following table describes all changes to the Companys ARO liability:

                                                      Year Ended April 30,
                                              ----------------------------------
                                                     2005              2004
                                                     ----              ----

Beginning asset retirement obligations        $     1,165,330   $     1,084,028
   Accretion expense                                   89,467            81,302
   Asset retirement costs paid                 (       22,500)             -
                                              ----------------  ----------------
Ending asset retirement obligations           $     1,232,297   $     1,165,330
                                              ================  ================

Note 8. Commitments and Contingencies

The Texas Railroad Commission declined a request by the Company for a reduction in bonding requirements which were recently increased by the State of Texas for operators of certain wells located in offshore and bay State of Texas waters. The Company is working on obtaining a bond at this increased level but does not have such bond in place at this time. The Company has requested reconsideration by the Texas Railroad Commission of this decision and such request has been granted. Until a final decision is reached in this matter, the Company will be allowed to continue its operations under its current bond. Should the Company not be successful in reducing the bond level, or in the alternative obtaining a bond at the increased level, or provide other satisfactory security the Company could outsource offshore operations of the property.

In December 2004, the Company's general liability, umbrella and control of well insurance policies lapsed, and were not renewed until July 29, 2005. The Company is not aware of any occurrences that could cause material losses during the time that the policies were not in effect. However, there is no assurance that such potential material losses do not exist.

In June 2001, the Company entered into a long-term lease for office space with an annual rent of $65,124. Rent expense for the years ended April 30, 2005 and 2004 was $65,124. As of April 30, 2005, future minimum lease payments under this lease were as follows:

    Fiscal Year Ended April 30,
    ---------------------------
                2006                   $         65,124
                2007                             16,281
                                       ------------------
               Total                   $         81,405
                                       ==================

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

Note 9.  Stockholder's Equity

Preferred Stock

The Company is authorized to issue 3,000 shares of Class A-1 Cumulative Convertible Preferred Stock (Class A-1 Preferred Stock). Class A-1 Preferred Stock was issued for $1,000 per share and is entitled to receive cumulative cash dividends at the annual rate of 8% payable annually in arrears commencing December 1, 2001 when and as declared by the Board of Directors. All shares of Class A-1 Preferred Stock were issued to the Company's secured lender on December 27, 2000 as consideration for a $3,000,000 reduction in the Company's secured indebtedness. On January 16, 2003 all shares of the Class A-1 Preferred Stock, and accrued and unpaid dividends in the amount of $510,000 were converted into 2,361,439 shares of the Company's common stock. On August 8, 2003, the Company completed a transaction with Wachovia Bank whereby the Company acquired all of the bank's holdings in VTEX Energy, Inc. securities, which consisted of 2,369,033 shares of the Company's common stock, and received cancellation of a $250,000 note payable to the bank in return for a payment of $50,000 and warrants to purchase up to 250,000 shares of the Company's common stock at $0.10 per share until August 8, 2006. The warrants were valued at $200,000, which approximates their fair value using the Black-Scholes option pricing model. These warrants were recorded as additional paid in capital. As of April 30, 2005 and 2004, there were no shares of Class A-1 Preferred Stock issued or outstanding

The Company is authorized to issue 500,000 shares of Class AA-1 Cumulative Convertible Preferred Stock (Class AA-1 Preferred Stock). Class AA-1 Preferred Stock has a par value of $0.01 per share and is entitled to receive cumulative dividends at the rate of 10% payable annually in shares of Class AA-1 Preferred Stock (or 39,588 shares) when and as declared by the Board of Directors. At April 30, 2005, no dividends have been declared. The aggregate amount of cumulative dividends in arrears was approximately 41,200 shares and 1,700 shares at April 30, 2005 and 2004, respectively. The effect of the cumulative dividends on basic and diluted earnings per share was $0.00 for the years ended April 30, 2005 and 2004, respectively. All shares of Class AA-1 Preferred Stock were issued to holders of judgment liens against the Company, in the amount of $395,879, on April 15, 2004 and remain outstanding. The holders of the Class AA-1 Preferred Stock are, upon the liquidation of the Company, entitled to receive $1.00 per share. Alternatively, and at the sole option of the holders, the holders of the Class AA-1 Preferred Stock, upon the liquidation of the Company, may retain the rights provided under the original judgment liens. The Class AA-1 Preferred Stock is redeemable in whole or in part at any time, at the option of the Company, at $1.00 per share. The holders of the Class AA-1 Preferred Stock are entitled to a 20 day written notice of the Company's intent to redeem and the opportunity to convert the Class AA-1 Preferred Stock into common stock of the Company. The Class AA-1 Preferred Stock is convertible by the holder into common stock of the Company at any time. Each share of Class AA-1 Preferred Stock is convertible into one share of the Company's common stock, adjusted for stock dividends and stock splits. The holders of Class AA-1 Preferred Stock have no voting rights except as expressly required by Nevada law. The Class AA-1 Preferred Stock is senior to all other series of preferred stock and all of the Company's common stock.

The Company is authorized to issue 500,000 shares of Class B Preferred Stock, par value $0.001 per share. The holders of Class B Preferred Stock are not entitled to receive any dividends. As of April 30, 2005 and 2004, 500,000 shares of the Class B Preferred Stock were issued and outstanding. The Class B Preferred Stock is redeemable in whole, but not in part, at the option of the Company by resolution of the Company's Board of Directors at anytime at $1.00 per share. Each share of Class B Preferred Stock has voting rights equal to 100 shares of the Company's common stock. The holders of Class B shares are entitled to elect at least two directors to the Board of Directors of the Company. The holders of Class B Preferred Stock voting as a class will have the right to remove without cause at any time and replace any director such holders have elected.

Common Stock

The Company has 150,000,000 shares of authorized $0.001 par value common stock, of which 9,769,989 and 5,848,681 shares were issued and outstanding at April 30, 2005 and 2004, respectively.

During the years ended April 30, 2005 and 2004, the Company issued 2,424,999 shares and 1,263,834 shares, respectively, of its common stock having a fair value of $944,509 and $724,642, respectively, for services.

During the year ended April 30, 2005, the Company issued 50,000 shares of the Company's common stock having a fair value of $13,743 to settle outstanding accounts payable.

During the years ended April 30, 2005 and 2004, the Company issued 200,000 shares and 225,000 shares, respectively, of its common stock for cash totaling $50,000 and $63,750, respectively.

During the years ended April 31, 2005 and 2004, the Company issued 442,500 shares and 40,000 shares, respectively, of its common stock having a fair value of $217,275 and $27,600, respectively, to investors under the terms of notes payable. At April 30, 2005, the Company was obligated to issue an additional 165,267 shares of its common stock to investors under the terms of notes payable. The unissued common stock has a fair value of $56,135 which has been included in shareholders' equity.

During the year ended April 30, 2005, the Company issued 100,000 shares of its common stock having a fair value of $49,000 to a private investor as consideration for providing a guarantee on its line of credit with a bank.

During the year ended April 30, 2005, the Company issued 118,250 shares of its common stock having a fair value of $41,103 to investors in order to extend the due dates of notes payable. In addition, the Company is obligated to issue an additional 105,000 shares of its common stock to investors under the terms of the extensions. The unissued common stock has a fair value of $40,050 which has been included in shareholders' equity.

During the year ended April 30, 2004, the Company issued 500,000 shares of its common stock having a fair value of $233,500 for forbearance under production payments.

During the year ended April 30, 2004, the Company issued 125,000 shares of its common stock having a fair value of $58,250 for the acquisition of oil and gas properties.

During the Year ended April 30, 2004, 2,369,033 shares of the Company's common stock held by the former holder of its line of credit were cancelled in conjunction with a settlement and assumption of the amounts outstanding.

Stock Options and Warrants

The Company has outstanding options granted to certain key employees to purchase 69,336 shares of the Company's common stock at purchase prices ranging from $4.50 to $6.90 per share. These options expire on dates ranging from August 25, 2005 to March 1, 2006 and are non-transferable. The options, which were issued at a price equal to or exceeding the market value of the underlying stock on the date of the grant, are not intended to qualify as incentive stock options under Internal Revenue Code Section 422. The Company follows the provisions of SFAS No. 123 recording the fair value of common stock options on the date of grant using a Black Scholes option pricing model. The amounts are charged to expense over the vesting period, which is usually the service period.

A summary of the Company's stock options as of April 30, 2005 and 2004, and changes during the years then ended is presented below:

                                           Weighted Average          Number of
                                            Exercise Price            Options
                                           ----------------        -------------

Balance at April 30, 2003                    $     6.68                  69,336
                                             -----------           -------------
Exercisable                                  $     6.68                  69,336
                                             -----------           -------------
   Granted                                          -                      -
   Exercised                                        -                      -
   Forfeited                                        -                      -
                                             -----------           -------------
Balance at April 30, 2004                    $     6.68                  69,336
                                             -----------           -------------
Exercisable                                  $     6.68                  69,336
                                             -----------           -------------
   Granted                                          -                     -
   Exercised                                        -                     -
   Forfeited                                        -                     -
                                             -----------           -------------
Balance at April 30, 2005                    $     6.68                  69,336
                                             ===========           =============
Exercisable                                  $     6.68                  69,336
                                             ===========           =============

The following table summarizes information about the Company's stock options outstanding at April 30, 2005:

Options Outstanding
                              Number         Weighted Average   Weighted Average
     Exercise Price        Outstanding        Remaining Life     Exercise Price
     --------------        -----------       ----------------   ----------------

         $ 6.90                62,669              0.32              $ 6.90
         $ 4.50                 6,667              0.84              $ 4.50
                           -----------
                               69,336              0.37              $ 6.68
                           ===========

Options Exercisable
                              Number         Weighted Average   Weighted Average
     Exercise Price        Outstanding        Remaining Life     Exercise Price
     --------------        -----------       ----------------   ----------------

         $ 6.90                62,669              0.32              $ 6.90
         $ 4.50                 6,667              0.84              $ 4.50
                           -----------
                               69,336              0.37              $ 6.68
                           ===========

There were also 2,587,637 warrants outstanding and exercisable at prices ranging from $0.10 to $0.50. Such warrants expire on dates ranging from August 8, 2006 to April 27, 2007.

In August 2003, the Company issued warrants to the former holder of its line of credit to purchase 250,000 shares of the Company's common stock at a purchase price of $0.10 per share. The warrants expire on August 8, 2006 and are transferable.

During the year ended April 30, 2005, the Company issued warrants to purchase 292,633 shares of its common stock at $0.50 per share to investors under the terms of notes payable. The warrants had a fair value of $126,200 and expire on dates ranging from June 18, 2006 to April 27, 2006.

During the year ended April 30, 2005, the Company issued warrants to purchase 45,000 shares of its common stock at $0.50 per share to investors in order to extend the due dates of notes payable. The warrants had a fair value of $13,309 and expire on dates ranging from January 26, 2006 to March 8, 2006.

On July 13, 2004, the Company entered into an agreement with CLK Energy, Inc. which provided an option to purchase a 50% interest in certain oil and gas properties. Under the terms of the agreement, the Company issued warrants to purchase 500,000 shares of the Company's common stock at $0.50 per share until July 13, 2009. The warrants had a fair value of $215,000, which was expensed upon the expiration of the option.

During the year ended April 30, 2005, the Company issued warrants to purchase 1,500,000 shares of its common stock at $0.50 for services. The warrants had a fair value of $681,550 and expire on dates ranging from October 12, 2006 to December 27, 2006.

Stock Appreciation Rights

On December 5, 2003, the Company granted stock appreciation rights on 1,000,000 shares of the Company's common stock to a former officer and director of the Company in exchange for the cancellation of $503,975 in debt. Such debt consisted of $397,092 in advances made to the Company and $106,883 in accrued salary. The stock appreciation rights are fully vested, have a grant price of $0.10 per share and expire on December 5, 2013. The exercise price of the stock appreciation rights is equal to the average of the means between the high and low trading prices of the Company's common stock for the ten consecutive trading days immediately preceding the date of exercise. Upon the exercise of the stock appreciation rights, the grantee is due the difference between the exercise price and the grant price multiplied by the number of stock appreciation rights being exercised. The Company, at its sole option, may elect to pay the grantee in shares of the Company's common stock valued at the exercise price. The stock appreciation rights were valued at $240,000, on the date of grant, using the Black-Scholes option pricing model. The difference between the value of the stock appreciation rights and the debt cancelled has been recorded as a contribution of capital. During the years ended April 30, 2005 and 2004, the grantee has exercised 652,833 and 347,167, stock appreciation rights, respectively, receiving 585,559 and 271,334 shares of the Company's common stock, respectively, in lieu of cash settlement. As of April 30, 2005, no stock appreciation rights remain to be exercised. The Company has elected to pay all of the stock appreciation rights by the issuance of the Company's common stock.

Note 10.  Related Party Transactions

From time to time, officers, directors and shareholders of the Company make unsecured advances to the Company and receive advances from the Company. The Company made repayments of such advances in the amount of $16,000 and $31,963 during the years ended April 30, 2005 and 2004, respectively. The balance of advances from related parties was $12,500 and $252,406 at April 30, 2005 and 2004, respectively. On April 30, 2005, $223,906 of these advances were transferred to the Company's line of credit. Additionally, during the year ended April 30, 2005, the Company received repayment of advances to related parties of $25,000 and made advances to related parties of $220,742. During the year ended April 30, 2005, advances to a related party of $205,742 were utilized to reimburse travel costs and were charged to expense.

The Company has a $10.0 million revolving credit line with an entity controlled by the brother of the Company's president. The borrowing base under this revolving credit line is $3,624,707 at April 30, 2005, which is equal to the outstanding balance and cannot be increased without the consent of the lender. The line of credit is secured by all of the Company's oil and natural gas properties and bears interest at the rate of 7.5%. Accrued interest on the line of credit was $248,767 at April 30, 2004. The principal balance and unpaid interest was due at maturity on January 31, 2005. On April 30, 2005, the line of credit was restructured. The borrowing base was increased from $1,839,143 to $3,624,707. A production payment of $934,518 and related accrued interest of $240,438 due to the entity holding the line of credit was transferred to the line of credit. In addition, unsecured advances due to the brother of the Company's president totaling $223,906 and accrued interest on the line of credit totaling $386,702 were transferred to the line of credit. Under the terms of the restructuring, the line of credit accrues interest through October 31, 2005, at which time interest will be due monthly. Beginning in November 2006, the principal balance outstanding under the line of credit converts to a term note and is payable in 48 equal monthly installments along with current interest.

The Company was obligated under a production payment to an entity whose principal is the brother of the Company's president. At April 30, 2004, the balance due under such production payment was $934,518. Such production loan began accruing interest on January 1, 2001 at 5.25%. Accrued interest on the loan totaled $191,376 at April 30, 2004. During April 2005, the outstanding balance due under the production loan of $934,518 and related accrued interest of $240,438 was transferred to the Company's line of credit.

In March 2004, the Company issued a $150,000 note payable to Mustang Island Gathering, LLC for indemnification of litigation settlement costs. Mustang Island Gathering, LLC purchases the natural gas produced from the Company's Mustang Island property, and the Company is an approximate 11% owner in the LLC. The note is payable in monthly installments, with interest at 4.5%, at the rate of $0.03 per MCF of natural gas purchased, beginning with April 2004 production. The balance due under the note was $96,220 and $150,000 at April 30, 2005 and 2004, respectively.

Note 11.  Oil and Gas Reserve Information (Unaudited)

The estimates of proved oil and gas reserves utilized in the preparation of the financial statements for the years ended April 30, 2005 and 2004 were estimated by D. Raymond Perry, Jr., a registered petroleum engineer in accordance with guidelines established by the Securities and Exchange Commission and the Financial Accounting Standards Board, which require that reserve reports be prepared under existing economic and operating conditions with no provision for price and cost escalation except by contractual agreement. All of the Company's reserves are located in the continental United States.

Future prices received for production and future production costs may vary, perhaps significantly, from the prices and costs assumed for purposes of these estimates. There can be no assurance that the proved reserves will be developed within the periods indicated or that prices and costs will remain constant. There can be no assurance that actual production will equal the estimated amounts used in the preparation of reserve projections. In accordance with the Securities and Exchange Commission's guidelines, the Company's internal petroleum engineers' estimates of future net cash flows from the Company's proved properties and the present value thereof are made using oil and natural gas sales prices in effect as of the dates of such estimates and are held constant throughout the life of the properties. Average prices used in estimating the future net cash flows were $48.04 per barrel of oil and $6.13 per Mcf of gas and $32.57 per barrel of oil and $5.50 per Mcf of natural gas at April 30, 2005 and 2004, respectively.

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


                                                 Oil                   Gas
                                               (Bbls)                 (Mcf)
                                          ----------------     ----------------
                                                     (in thousands)
Proved Reserves
Estimated Quantities - April 30, 2003                 231               25,409
Sales of Reserves in Place                             -       (           294)
Production                                (            10)     (           203)
Revisions                                 (           136)     (         9,396)
                                          ----------------     ----------------
Estimated Quantities - April 30, 2004                  85               15,516
Production                                (             2)     (           157)
Revisions                                              20      (         5,935)
                                          ----------------     ----------------
Estimated Quantities - April 30, 2005                 103                9,424
                                          ================     ================

Proved Developed Reserves
April 30, 2004                                         85               15,516
April 30, 2005                                         50                4,130

Due to significant NOL carry forwards, there have been no income taxes have been provided for within the standardized measure of discounted future net cash flow.

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves:

                                                        April 30,
                                             ---------------------------------
                                                   2005               2004
                                                   ----               ----
                                                       (in thousands)

Future cash inflows                         $       62,710     $       88,139
Future production costs                      (       6,508)     (      11,752)
Future development costs                     (       6,495)     (       4,315)
                                            ---------------    ---------------
Future net cash flows                               49,707             72,072
10% annual discount for estimating
   timing of cash flows                      (      19,218)     (      28,294)
                                            ---------------    ---------------

Standardized measure of discounted
   future net cash flows                    $       30,489     $       43,778
                                            ===============    ===============

Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves:

                                                    Year Ended of April 30,
                                              ----------------------------------
                                                     2005               2004
                                                     ----               ----
                                                        (in thousands)
Standardized measure of discounted
   future net cash flows, beginning of year   $       43,778     $       71,309

Changes due to operations:
Sales, net of production costs                 (         392)     (         607)
Net change in prices, net of production costs          1,555             11,666
Development costs incurred                             1,528                236
Change in future development costs             (         321)     (         482)
Revisions of quantity estimates                (      16,170)     (      28,334)
Sales of reserves                                       -         (       1,047)
Changes in production rates, timing and other  (       3,867)     (      16,094)
Accretion of discount                                  4,378              7,131
                                              ---------------    ---------------
Standardized measure of discounted
   future net cash flows, end of year         $       30,489     $       43,778
                                              ===============    ===============

Note 12.  Subsequent Events

On June 21, 2005, the Company entered into a $500,000 revolving credit agreement with Bank of Texas. The note was guaranteed by a private investor who is to receive 200,000 shares of the Company's common stock and warrants to purchase 100,000 shares of the Company's common stock at $0.50. Interest on this note is payable quarterly at the prime rate. The note matures on June 20, 2006.

On June 27, 2005, the Company reached agreements to extend the maturity dates, of all of the 12% notes to investors that had matured, to December 31, 2005. Under the terms of the extensions the Company will issue an additional 195,500 shares of its common stock and warrants to purchase 80,000 shares of its common stock at $0.50 per share to the holders of the notes. The warrants will expire on June 27, 2007.

Subsequent to April 30, 2005, the Company issued an additional $425,000 of 12% notes payable to private investors. Such notes mature on December 31, 2005. Under the terms of the notes, the Company will issue 170,000 shares of its common stock and warrants to purchase 85,000 shares of its common stock at $0.50 per share. The warrants will expire on dates ranging from May 2, 2007 to June 27, 2007.

On July 29, 2005, the Company completed the acquisition of all of the outstanding shares of Viking International Petroleum Plc ("Viking"). Viking is a UK registered company with offices in London and holds a 26% interest in a subsidiary that owns the North Yorkshire gas fields (an extension of the Southern North Sea Gas Basin onshore). The properties include licenses covering approximately 100,000 acres onshore including, four proved producing fields with over 21 Bcf of proved natural gas reserves, two proved undeveloped fields with over 26 Bcf of proved natural gas reserves and additional seismically mapped low risk exploration potential. Upon closing of this acquisition, the Company delivered 400,000 shares of its common stock to Viking for distribution to Viking shareholders, with an obligation to deliver an additional 1.6 million shares of its common stock if certain defined goals are met or six months passes, unless there is a foreclosure on the assets of Viking's subsidiary.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     Effective September 23, 2004, the Company's Independent Registered Public Accounting Firm was dismissed. In connection therewith the Company states the following:

(a) Comiskey & Company ("Comiskey") was dismissed as the Company's Independent Registered Public Accounting Firm, effective September 23, 2004.

(b) Comiskey's independent auditor's reports on the Company's financial statements for the years ended April 30, 2004 and 2003 did not contain an adverse opinion or disclaimer of opinion, nor were they modified as to audit scope or accounting principles. Comiskey's independent auditor's reports were modified as to an uncertainty about the Company's ability to continue as a going concern

(c)  The decision to dismiss Comiskey was approved by the board of directors.

(d) There were no disagreements with Comiskey for the years ended April 30, 2004 and 2003 or for the interim periods through September 23, 2004, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, auditing scope or procedure, which, if not resolved to the satisfaction of Comiskey, would have caused it to make reference to the subject matter of the disagreements in connection with its independent auditor's report.

(e) The board of directors selected Pannell Kerr Forster of Texas, P.C. ("PKF") as the Company's successor Independent Registered Public Accounting Firm, effective September 24, 2004. Neither the Company, nor any other party on its behalf, consulted with PKF on any matter of accounting principles or practices, financial statement disclosure, auditing scope or procedure prior to its selection.

Item 8A.   Controls and Procedures

     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Security and Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Securities and Exchange Act is accumulated and communicated to management, including the Company's President and Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

     The Company's Chief Executive Officer and Chief Financial Officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)) for the Company. Such officers have concluded (based upon their evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that the Company's disclosure controls and procedures are not adequate and effective for purposes of Rule 13a-14(c) in timely alerting them to material information relating to the Company required to be included in the Company's filings with the SEC under the Securities Exchange Act of 1934. The reasons for our determination that our internal controls and procedures are not effective are detailed below.

     The Company currently employs one person in the accounting department (the Chief Financial Officer) who is responsible for the day to day accounting and SEC reporting function of the Company. Daily transactions are accounted for, reconciled and processed to our accounting records solely by this person. This is considered a material weakness due to lack of segregation of responsibilities. The lack of resources in the accounting and reporting function of our internal controls also resulted in the Company not being able to file its quarterly financial statements during the year ended April 30, 2005 on a timely basis. As of the date of this filing the Company is compliant in all of its filings. Furthermore, during the course of completing the audit for the year ended April 30, 2005, several accounting adjustments were identified requiring adjustments to the current year and restatement of the financial statements for the year ended April 30, 2004.

     As a result of the items mentioned above, the Company has a material weakness in its internal control over the financial reporting and disclosure function due to the lack accounting resources available for the daily processing of transactions and account reconciliations and the reporting of our financial statements within the appropriate filings in the time required. This void in available accounting resources increases the likelihood to more than remote that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected in a timely manner.

     Executive management of the Company is currently evaluating its accounting resource needs and anticipates employing further accounting assistance in the near term. Management believes that additional accounting assistance, including increased technical resources, will mitigate the circumstances that have resulted in our evaluation of internal controls and procedures as having material weaknesses.

Item 8B.   Other Information

         None

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

     The Directors and Executive Officers of the Company are as follows:

         Name            Age            Position                      Tenure
----------------------- -----   ------------------------          -------------
Stephen F. Noser         59     Director                            May 8, 1998
                                President
                                Secretary
                                Assistant Treasurer
Randal B. McDonald, Jr.  48     Director                            May 8, 1998
                                Chief Financial Officer
                                Treasurer
                                Assistant Secretary


     All Directors of the Company will hold office until the next annual meeting of stockholders. The executive officers of the Company, who are appointed by the board of directors, hold office until their successors are chosen and qualified, or until their death, resignation or removal. The Company presently has no audit, nominating or executive committee or committees performing substantially similar functions, although the Company is considering establishing these or similar committees in the future. The Company does not presently have a financial expert serving on a audit committee or similar body, but will consider appointing one in the event an audit committee is established. There are no family relationships among the directors and officers of the Company. The Company currently has no employment agreement with any of the officers or directors.

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

     Randal McDonald, Chief Financial Officer. Mr. McDonald has twenty-five years experience in the field of accounting. Since 1993, he has provided general financial consulting and litigation support services to a variety of companies. Such services have included preparation and review of public and private offering documents, preparation of pro forma financial statements utilized in raising capital, and services as interim chief financial officer. From 1979 to 1985, he was with KPMG Peat Marwick's Houston office, specializing in public oil and gas companies. During 1986, he served a one year rotational assignment in KPMG Peat Marwick's world headquarters developing their audit software. During 1987, he served as Chief Financial Officer for IBS Technologies, Ltd., a publicly traded computer software company. From 1988 to 1992, he was with Arthur Andersen's Denver office, specializing in public oil and gas companies. Mr. McDonald holds a B.B.A. in accounting from the University of Texas at Austin and is a licensed CPA.

Section 16(a) Beneficial Ownership Compliance

     Section 16(a) of the Securities Exchange Act requires the executive officers and directors, and persons who own more than 10% of our common stock of the Company, to file reports regarding ownership of, and transactions in, the securities of the Company with the Securities and Exchange Commission and to provide the Company with copies of those filings.

     Based solely on the review of the copies of such forms received by us, or written representations from certain reporting persons, the Company believes that during fiscal year 2005, all filing requirements applicable to the Company's officers, directors and greater than ten percent beneficial owners were complied with.

Code of Ethics

     The Company has not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We are in the process of preparing and adopting a code of ethics.

Item 10.    Executive Compensation

     The  aggregate   amount  of  compensation   paid  by  the  Company  or  its
subsidiaries during the fiscal year ended April 30, 2005 to officers and directors, as a group, for services in all capacities was $185,000.

     The following table sets out the compensation received by the President and Chief Financial Officer of the Company for the last three fiscal years ended April 30, 2005.

Summary Compensation Table

                                                                                   Long Term Compensation Awards
                                                                              --------------------------------------
                                                                              Restricted
             Name and             Year          Annual Compensation (1)         Stock           (2)           All
        Principal Position        End      Salary($)  Bonus($)   Other($)      Awards($)      Options(#)    Other($)
-----------------------------     ----     ---------  --------   --------     ----------      ----------    --------
Stephen F. Noser                  2005      95,000        -          -             -              -             -
   President                      2004      95,000        -          -             -              -             -
                                  2003      95,000        -          -             -              -             -

Randal B. McDonald, Jr.           2005      90,000        -          -             -              -             -
   Chief Financial Officer        2004      90,000        -          -             -              -             -
                                  2003      90,000        -          -             -              -             -

Options Granted in 2005 and 2004

     No options were granted to officers or directors during the fiscal years ended April 30, 2005 and April 30, 2004.

Options Exercised During 2005 and 2004 and Year End Option Values (1)

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

Item 11.    Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information regarding beneficial ownership of outstanding shares as of July 18, 2005 by each person who is known by the Company to own beneficially five percent or more of the outstanding shares, the Company's Directors and Executive Officers, and all Directors and Executive Officers as a group.

          Name and Address                                                                   Amount and Nature        % of
        Of Beneficial Owner                Title of Class           Position or Title     Of Beneficial Ownership     Class
------------------------------------- -------------------------- ------------------------ ------------------------- ----------
Stephen F. Noser                      Common Stock               Director, President            (1)(2)      36,667       0.35%
8303 Southwest Freeway, Suite 950                                Secretary
Houston, Texas 77074                  Class B Preferred Stock    Assistant Treasurer                       250,000      50.00%

Randal B. McDonald, Jr.               Common Stock               Director, CFO                     (3)      10,000       0.10%
8303 Southwest Freeway, Suite 950                                Treasurer
Houston, Texas 77074                                             Assistant Secretary

Eugene A. Noser, Jr.                  Common Stock               N/A                            (1)(4)     664,858       6.40%
90 Broad Street
New York, New York 10004

Ronald E. Reese, M.D.                 Common Stock               N/A                               (5)   1,099,033      10.58%
1441 Liberty St/, Suite 206
Redding, CA 96001

WDR Capital, Inc.                     Class B Preferred Stock    N/A                                       250,000       50.00%
19607 Piney Point Place
Houston, Texas 77094

All Officers                          Common Stock               N/A                            (1)(6)      46,667       0.45%
And Directors                         Class B Preferred Stock                                              250,000      50.00%

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

Item 12.    Certain Relationships and Related Transactions

     From time to time, officers, directors and stockholders of the Company make unsecured advances to the Company and receive advances from the Company. The Company made repayments of such advances in the amount of $16,000 and $31,963 during the years ended April 30, 2005 and 2004, respectively. The balance of advances from related parties was $12,500 and $252,406 at April 30, 2005 and 2004, respectively. On April 30, 2005, $223,906 of these advances were transferred to the Company's line of credit. Additionally, during the year ended April 30, 2005, the Company received repayment of advances to related parties of $25,000 and made advances to related parties of $220,742. During the year ended April 30, 2005, advances to a related party of $205,742 were utilized to reimburse travel costs and was charged to expense.

     The Company has a $10.0 million revolving credit line with an entity controlled by the brother of the Company's president. The borrowing base under this revolving credit line is $3,624,707 at April 30, 2005, which is equal to the outstanding balance and cannot be increased without the consent of the lender. The line of credit is secured by all of the Company's oil and natural gas properties and bears interest at the rate of 7.5%. Accrued interest on the line of credit was $248,767 at April 30, 2004. The principal balance and unpaid interest was due at maturity on January 31, 2005. On April 30, 2005, the line of credit was restructured. The borrowing base was increased from $1,839,143 to $3,624,707. A production payment of $934,518 and related accrued interest of $240,438 due to the entity holding the line of credit was transferred to the line of credit. In addition, unsecured advances due to the brother of the Company's president totaling $223,906 and accrued interest on the line of credit totaling $386,702 were transferred to the line of credit. Under the terms of the restructuring, the line of credit accrues interest through October 31, 2005, at which time interest will be due monthly. Beginning in November 2006, the principal balance outstanding under the line of credit converts to a term note and is payable in 48 equal monthly installments along with current interest.

     The Company was obligated under a production payment to an entity whose principal is the brother of the Company's president. At April 30, 2004, the balance due under such production payment was $934,518. Such production loan began accruing interest on January 1, 2001 at 5.25%. Accrued interest on the loan totaled $191,376 at April 30, 2004. On April 30, 2005, the outstanding balance due under the production loan of $934,518 and related accrued interest of $240,438 was transferred to the Company's line of credit.

     In March 2004, the Company issued a $150,000 note payable to Mustang Island Gathering, LLC for indemnification of litigation settlement costs. Mustang Island Gathering, LLC purchases the natural gas produced from the Company's Mustang Island property, and the Company is an approximate 11% owner in the LLC. The note is payable in monthly installments, with interest at 4.5%, at the rate of $0.03 per MCF of natural gas purchased, beginning with April 2004 production. The balance due under the note was $96,220 and $150,000 at April 30, 2005 and 2004, respectively

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

Exhibit   21    Subsidiaries of the Registrant

Exhibit   23    Consent of Pannell Kerr Forster of Texas, P.C.*

Exhibit   23.1  Consent of Comiskey & Company*

Exhibit   23.2  Consent of D. Raymond Perry, Jr., Registered Petroleum Engineer*

Exhibit   31.1  CEO Certification pursuant to Section 302 of the
                Sarbanes-Oxley Act of 2002*

Exhibit   32.1  CFO Certification pursuant to Section 302 of the
                Sarbanes-Oxley Act of 2002*

Exhibit   31.1  CEO Certification pursuant to Section 906 of the
                Sarbanes-Oxley Act of 2002*

Exhibit   32.1  CFO Certification pursuant to Section 906 of the
                Sarbanes-Oxley Act of 2002*

Item 14.    Principal Account Fees and Services

     The Company's board of directors reviews and approves audit and permissible non-audit services performed by the authorized Independent Registered Public Accounting Firm as well as the fees charged by the authorized Independent Registered Public Accounting Firm for such services. In its review of non-audit service fees and its appointment of the authorized Independent Registered Public Accounting Firm, the board of directors considered whether the provision of such services is compatible with maintaining the authorized Independent Registered Public Accounting Firm's independence. All of the services provided and fees charged by the authorized Independent Registered Public Accounting Firm in fiscal 2005 and 2004 were pre-approved by the board of directors.

Audit Fees

The aggregate fees billed by the authorized Independent Registered Public Accounting Firm for professional services for the audit of the annual financial statements of the Company and the reviews of the financial statements included in the Company's quarterly reports on Form 10-QSB for fiscal 2005 and Fiscal 2004 were $25,793 and $9,030 respectively, net of expenses.

Audit Related Fees

     There were no other fees billed by the authorized Independent Registered Public Accounting Firm during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements and not reported under "Audit Fees" above.

Tax Fees

     The aggregate fees billed by the authorized Independent Registered Public Accounting Firm for professional services related to tax compliance were $22,963 for fiscal 2005. There were no fees billed by the authorized Independent Registered Public Accounting Firm during fiscal 2004 for tax compliance.

All Other Fees

     The aggregate fees billed by the authorized Independent Registered Public Accounting Firm for other professional services were $10,895 for fiscal 2005. There were no fees billed by the authorized Independent Registered Public Accounting Firm during fiscal 2004 for other services.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           VTEX ENERGY, INC.
                          (Registrant)


                           By  /S/   Stephen F. Noser
                               -------------------------------
                                     Stephen F. Noser.
                                     Chairman of the Board

                                     Date:    August 15, 2005

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

                           By  /S/   Stephen F. Noser
                               -------------------------------
                                     Stephen F. Noser.
                                     President and Director

                                     Date:    August 15, 2005


                           By  /S/   Randal B. McDonald, Jr
                               ------------------------------------------
                                     Randal B. McDonald, Jr.
                                     Chief Financial Officer and Director
                                     Principal Accounting and
                                        Financial Officer

                                     Date:    August 15, 2005