Form 10QSB/A
period 2004-07-31
VTEX ENERGY INC
filed 2005-09-30
CIK 1036265

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 Form 10-QSB/A
                                Amendment No. 2

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

                                EXPLANATORY NOTE

     We are filing this amendment to our quarterly report for the quarter ended July 31, 2004 to correct certain errors in the Company's financial statements as of, and for the three months ended July 31, 2004 and 2003. Such errors were discovered in conjunction with the audit of the Company's financial statements as of and for the year ended April 30, 2005 and included the failure to record the correct amount of the asset retirement obligation ("ARO") in accordance with Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." In addition, corresponding amounts of ARO capitalized costs, depletion expense and accretion expense were also misstated for the three months ended July 31, 2004 and 2003. Additionally, the Company did not record certain property taxes owed and certain stock, warrant and option transactions which the Company was obligated to issue or grant. The effect of this restatement was to increase the net loss for the three months ended July 31, 2004 and 2003 by $157,389 and $139,652, respectively, or $0.02 and $0.02 per share, respectively. These adjustments reduced total stockholders' equity by $127,130 as of July 31, 2004. The effects of the restatement are more fully described in Note 2 to the consolidated financial statements. The consolidated balance sheet as of April 30, 2004 contained herein was previously restated in conjunction with the filing of our annual report on Form 10-KSB as of April 30, 2005 filed on August 15, 2005.

     For convenience and ease of review we are filing our quarterly report on Form 10-QSB/A Amendment No. 2 for the quarterly period ended July 31, 2004 in its entirety with the applicable changes necessary to reflect the adjustments described above. All information contained in this amended report, including the related notes to the consolidated financial statements are as of July 31, 2004 as originally included in our quarterly report on Form 10-QSB filed with the SEC on September 20, 2004, subsequently amended on October 20, 2004.

                                     INDEX

 PAGE PART I.  FINANCIAL INFORMATION
     Item 1. Financial Statements
          Consolidated Balance Sheets                                  3
               as of July 31, 2004 (Restated) and April 30, 2004
          Consolidated Statements of Operations                        5
               for the Three Months Ended July 31, 2004 (Restated)
               and 2003 (Restated
          Consolidated Statements of Cash Flow                         6
               for the Three Months Ended July 31, 2004 (Restated)
               and 2003 (Restated)
          Notes to Consolidated Financial Statements                   7

     Item 2. Management's Discussion and Analysis of Financial        16
          Condition and Results of Operations

     Item 3. Procedures and Controls                                  22

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings                                        23

     Item 2. Changes in Securities and Use of Proceeds                23

     Item 3. Defaults Upon Senior Securities                          23

     Item 4. Submission of Matters to a Vote of Security Holders      23

     Item 5. Other Information                                        23

     Item 6. Exhibits and Reports on Form 8-K                         23

SIGNATURES                                                            24

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                VTEX ENERGY, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                 July 31, 2004    April 30, 2004
                                                 --------------   --------------
                                                   Unaudited
                                                    Restated
                                                    --------

    ASSETS

 CURRENT ASSETS
    Cash                                         $     137,816    $     156,575
    Certificates of deposit                             75,000           75,000
    Accounts receivable, trade                         213,706          165,262
    Joint interest billings receivable                  49,821           25,865
    Note receivable                                       -              67,000
    Advances to related parties                           -              10,000
    Other current assets                                23,370           82,051
                                                 --------------   --------------
         Total current assets                          499,713          581,753
                                                 --------------   --------------

 OIL AND NATURAL GAS PROPERTIES - Full
    cost method of accounting                       17,444,651       16,996,853

    Less accumulated depreciation,
       depletion, amortization,
       and impairment                             (  1,385,943)    (  1,310,150)
                                                 --------------   --------------
          Oil and natural gas
             properties, net                        16,058,708       15,686,703
                                                 --------------   --------------

 OTHER ASSETS
    Other property and equipment, less
       accumulated depreciation of $95,796
       and $91,720 at July 31, 2004 and
       April 30, 2004, respectively                     37,199           34,941
    Long term accounts receivable (net of
       allowance for doubtful accounts of
       $135,119 at July 31, 2004 and
       April 30, 2004)                                    -              28,000
    Deferred loan costs, net of accumulated
       amortization of $268,332 and $126,750
       at July 31, 2004 and April 30, 2004,
       respectively                                      9,816          134,350
    Other assets                                       234,277           19,277
                                                 --------------   --------------
          Total other assets                           281,292          216,568
                                                 --------------   --------------
TOTAL ASSETS                                     $  16,839,713    $  16,485,024
                                                 ==============   ==============




     The accompanying notes are an integral part of the financial statements

                                VTEX ENERGY, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                 July 31, 2004    April 30, 2004
                                                 --------------   --------------
                                                   Unaudited
                                                    Restated
                                                    --------

    LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
    Line of credit - related party               $   1,839,143    $   1,839,143
    Line of credit - bank                              249,300          100,000
    Notes payable, net of debt discount of
       $75,099 at July 31, 2004                        224,185          306,092
    Production payments payable - related party        934,518          934,518
    Production payments payable                        254,000          254,000
    Accounts payable - trade                           907,003          805,533
    Royalties payable                                  734,189          654,191
    Working interest revenues payable                   84,503           94,232
    Taxes payable                                      201,728          201,478
    Advances from related parties                      244,906          252,406
    Accrued interest                                   542,024          486,043
                                                 --------------   --------------
          Total current liabilities                  6,215,499        5,927.636
                                                 --------------   --------------

 NONCURRENT LIABILITIES
    Asset retirement obligations                     1,187,180        1,165,330
                                                 --------------   --------------
          Total noncurrent liabilities               1,187,180        1,165,330
                                                 --------------   --------------
 STOCKHOLDERS' EQUITY
    Preferred stock class AA-1, cumulative
       convertible; $0.01 par value per
       share, 500,000 shares authorized;
       395,879 shares issued and outstanding             3,959            3,959
    Preferred stock class B, noncumulative
       nonconvertible; $0.001 par value per
       share, 500,000 shares authorized;
       500,000 shares issued and outstanding               500              500
    Common stock, $0.001 par value per share;
       150,000,000 shares authorized; 6,464,240
       and 5,848,681 shares issued and
       outstanding at July 31, 2004 and
       April 30, 2004, respectively                      6,464            5,849
    Additional paid-in capital                      30,484,486       29,976,623
    Accumulated deficit                           ( 21,058,375)    ( 20,594,873)
                                                 --------------   --------------
          Total stockholders' equity                 9,,437,034       9,392,058
                                                 --------------   --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $  16,839,713    $  16,485,024
                                                 ==============   ==============





     The accompanying notes are an integral part of the financial statements

                                VTEX ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                   Three Months Ended July 31,
                                                 -------------------------------
                                                      2004             2003
                                                      ----             ----
                                                    Restated         Restated

REVENUES
   Oil sales                                     $      57,321    $     140,850
   Natural gas sales                                   384,486          262,818
   Other Income                                          6,429              266
                                                 --------------   --------------
         Total Revenues                                448,236          403,934
                                                 --------------   --------------

EXPENSES
   Production taxes                                     45,302           36,680
   Lease operating expense                             139,992          224,287
   Depletion expense                                    75,793           15,887
   Accretion expense                                    21,850           20,326
   Interest expense                                     64,102           57,255
   General and administrative expense                  564,699          443,869
                                                 --------------   --------------
         Total expenses                                911,738          798,304
                                                 --------------   --------------

Loss Before Cumulative Effect of Change
   in Accounting Principle                        (    463,502)    (    394,370)

Cumulative Effect of Change in Accounting
   Principle                                              -        (    275,533)
                                                 --------------   --------------
NET LOSS                                         $(    463,502)   $(    669,903)
                                                 ==============   ==============

NET LOSS PER SHARE - Basic and Diluted
   Loss Before Cumulative Effect of Change
      in Accounting Principle                    $(       0.07)   $(       0.07)
   Cumulative Effect of Change in Accounting
      Principle                                            -       (       0.04)
                                                 --------------   --------------
   Net Loss                                      $(       0.07)   $(       0.11)
                                                 ==============   ==============

WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING                                6,449,646        5,969,546
                                                 ==============   ==============




     The accompanying notes are an integral part of the financial statements

                                VTEX Energy, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)


                                                   Three Months Ended July 31,
                                                 -------------------------------
                                                      2004             2003
                                                      ----             ----
                                                    Restated         Restated

 CASH FLOWS FROM OPERATING ACTIVITIES
    Net Loss                                     $(    463,502)   $(    669,903)
    Adjustments to reconcile net loss to net
       cash provided by operating activities
          Cumulative effect of change in
             accounting principle                         -             275,533
          Depletion expense                             75,793           15,887
          Amortization expense                         144,069             -
          Depreciation expense                           4,076            3,296
          Bad debt expense                              28,000             -
          Accretion expense                             21,850           20,326
          Common stock issued for services             185,100          291,000
          Common stock issued to settle
             accounts payable                           13,743             -
          Advances to related party applied to
             travel costs                               20,000             -
    Changes in operating assets and liabilities
          Increase in accounts receivable, trade  (     72,400)    (     70,947)
          Decrease in other assets                      58,681             -
          Increase in accounts payable                 101,470          117,796
          Increase in royalties and revenues
             payable                                    70,269          292,732
          Increase in other current liabilities         56,231           65,236
                                                 --------------   --------------
Net cash provided by operating activities              243,380          341,136
                                                 --------------   --------------

 CASH FLOWS FROM INVESTING ACTIVITIES
    Development costs incurred                    (    447,798)    (    131,020)
    Property and equipment, other                 (      6,334)            -
    Payments received on note receivable                67,000             -
    Advances to related party                     (     30,000)            -
    Payments received of advances to
       related party                                    20,000             -
                                                 --------------   --------------
Net cash used in investing activities             (    397,131)    (    131,020)
                                                 --------------   --------------

 CASH FLOWS FROM FINANCING ACTIVITIES
    Borrowings on notes payable                         50,000           14,948
    Repayments of notes payable                   (     56,807)    (     76,054)
    Borrowings on lines of credit                      149,300             -
    Repayments of advances from related parties   (      7,500)    (     18,000)
    Issuance of common stock                              -              40,000
                                                 --------------   --------------
Net cash provided by (used in)
   financing activities                                134,993     (     39,106)
                                                 --------------   --------------

 NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                          (     18,759)         171,010

 CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD                                156,575           14,542
                                                 --------------   --------------

 CASH AND CASH EQUIVALENTS,
    END OF PERIOD                                $     137,816    $     185,552
                                                 ==============   ==============



     The accompanying notes are an integral part of the financial statements

                                VTEX Energy, Inc.
              Notes to Unaudited Consolidated Financial Statements
                                  July 31, 2004


Note 1.  Management's Representation of Interim Financial Information

The accompanying consolidated financial statements have been prepared by management of VTEX Energy, Inc. (Formerly Vector Energy Corporation), a Nevada corporation (together with its subsidiary, Vector Exploration, Inc., the "Company" without audit pursuant to the rules and regulations of the SEC. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments that, in the opinion of management, are necessary for the fair presentation of the financial position and results of operations of the Company. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended April 30, 2004, as amended, which are included in the Company's annual report on Form 10-KSB filed with the SEC on August 15, 2005.

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

Going Concern

For the year ended April 30, 2004 our independent registered public accounting firm issued a going concern opinion. As shown in the financial statements, the Company has historically incurred net losses from operations and has incurred net losses of approximately $464,000 and $670,000 for the three months ended July 31, 2004 and 2003, respectively, and losses are expected to be incurred in the near term. Current liabilities exceeded current assets by approximately $5,716,000 and $5,346,000 at July 31, 2004 and April 30, 2004, respectively, and the accumulated deficit is approximately $21,058,000 at July 31, 2004. Amounts outstanding and payable to creditors are in arrears and the Company is in negotiations with creditors to obtain extensions and settlements of outstanding amounts. Management anticipates that significant additional expenditures will be necessary to develop the Company's properties, which consist primarily of proved reserves that are non-producing, before significant positive operating cash flows will be achieved and without outside investment from the sale of equity securities or debt financing our ability to execute our business plan will be limited. These factors are an indication that the Company may be unable to continue in existence.

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

Restatement

We are filing this amendment to our quarterly report for the quarter ended July 31, 2004 to correct certain errors in the Company's financial statements as of, and for the three months ended July 31, 2004 and 2003. Such errors were discovered in conjunction with the audit of the Company's financial statements as of and for the year ended April 30, 2005 and included the failure to record the correct amount of the asset retirement obligation ("ARO") in accordance with Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." In addition, corresponding amounts of ARO capitalized costs, depletion expense and accretion expense were also misstated for the three months ended July 31, 2004 and 2003. Additionally, the Company did not record certain property taxes owed and certain stock, warrant and option transactions which the Company was obligated to issue or grant. The effect of this restatement was to increase the net loss for the three months ended July 31, 2004 and 2003 by $157,389 and $139,652, respectively, or $0.02 and $0.02 per share, respectively. These adjustments reduced total stockholders' equity by $127,130 as of July 31, 2004.

For convenience and ease of review we are filing our quarterly report on Form 10-QSB/A Amendment No. 2 for the quarterly period ended July 31, 2004 in its entirety with the applicable changes necessary to reflect the adjustments described above. All information contained in this amended report, including the related notes to the consolidated financial statements are as of July 31, 2004 as originally included in our quarterly report on Form 10-QSB filed with the SEC on September 20, 2004, subsequently amended on October 20, 2004.

The following is a comparison or the previously reported and restated amounts for the Consolidated Balance Sheet and Consolidated Statement of Operations as of and for the quarter ended July 31 2004.

                                             As Reported     Adjustment      As Restated
                                             ------------   ------------    ------------
        Consolidated Balance Sheet
        --------------------------
Oil and natural gas properties               $ 17,330,911   $    113,740    $ 17,444,651
Accumulated depletion,
   depreciation and amortization              ( 1,416,860)   (    30,917)    ( 1,385,943)
Oil and natural gas properties, net            15,914,051        144,657      16,058,708
Deferred loan costs                                15,700    (     5,884)          9,816
Total other assets                                287,176    (     5,884)        281,292
Total assets                                   16,700,940        138,773      16,839,713
Notes payable                                     299,285    (    75,100)        224,185
Accounts payable, trade                           766,690        140,313         907,003
Total current liabilities                       6,150,286         65,213       6,215,499
Asset retirement obligations                      986,490        200,690       1,187,180
Total noncurrent liabilities                      986,490        200,690       1,187,180
Additional paid-in capital                     30,167,601        316,885      30,484,486
Accumulated deficit                           (20,614,360)   (   444,015)    (21,058,375)
Total stockholders' equity                      9,564,164    (   127,130)      9,437,034
Total liabilities and
   stockholders' equity                      $ 16,700,940   $    138,773    $ 16,839,713
   Consolidated Statement of Operations
   ------------------------------------
Lease operating expense                      $    135,733   $      4,259    $    139,992
Accretion expense                                  46,153    (    24,303)         21,850
Interest expense                                   61,615          2,487          64,102
General and administrative expense                389,753        174,946         564,699
Total operating expense                           754,349        157,389         911,738
Loss before cumulative effect
   of change in accounting principle          (   306,113)   (   157,389)    (   463,502)
Net loss                                     $(   306,113)  $(   157,389)   $(   463,502)
Loss per share -
   Before cumulative effect of
      change in accounting principle         $(      0.05)  $(      0.02)   $(      0.07)
   Net loss                                  $(      0.05)  $(      0.02)   $(      0.07)

The following is a comparison of the previously reported and restated amounts for the Consolidated Statement of Operations for the quarter ended July 31, 2003.

                                              As Reported     Adjustment    As Restated
                                             ------------   ------------    ------------
   Consolidated Statement of Operations
   ------------------------------------
Lease operating expense                      $    148,672   $      75,615   $    224,287
Depletion expense                                  48,888    (     33,001)        15,887
Accretion expense                                  13,307           7,019         20,326
Total operating expense                           748,671          49,633        798,304
Loss before cumulative effect
   of change in accounting principle          (   344,737)   (     49,633)   (   394,370)
Cumulative effect of change in
   accounting principle                       (   185,514)   (     90,019)   (   275,533)
Net loss                                     $(   530,251)  $(    139,652)  $(   669,903)
Loss per share -
   Before cumulative effect of
      change in accounting principle         $(      0.06)  $(       0.01)  $(      0.07)
   Cumulative effect of change in
      accounting principle                   $(      0.03)  $(       0.01)  $(      0.04)
   Net loss                                  $(      0.09)  $(       0.02)  $(      0.11)


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

Oil and Natural Gas Properties

The Company follows the full cost method of accounting for its oil and natural gas properties. All costs associated with property acquisition, exploration, and development activities are capitalized in a single cost center all located within the United States. Internal costs directly identified with the acquisition, exploration and development activities of the Company are also capitalized. Capitalized costs are amortized on the unit-of-production basis using proved oil and natural gas reserves. Capitalized costs are subject to a "ceiling test" and limited to the present value of estimated future net revenues less estimated future expenditures using a discount factor of ten percent. Should capitalized costs exceed the present value of our reserves discounted at ten percent the excess is charged to operations. Once incurred, an impairment of oil and natural gas properties is not recoverable at a later date. Impairment of oil and natural gas properties is assessed on a quarterly basis in conjunction with our quarterly filings with the SEC. Sales of proved and unproved oil and natural gas properties are treated as reductions of the capitalized cost pool, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves. At July 31, 2004 and April 30, 2004, there were no costs of unproved properties or major development projects included in the capitalized cost pool. The depletion rates per Mcfe for the three months ended July 31, 2004 and 2003 were $1.07 and $0.21, respectively.

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

         Supplemental Disclosures of Cash Flow Information:
                                                           2004         2003
                                                           ----         ----
                                                         (Restated)   (Restated)
Cash Payments
   Interest                                           $     5,634   $     1,779

Noncash financing activities
   Common stock issued for services                   $   185,100   $   291,000
   Common stock issued to settle accounts payable     $    13,743   $      -
   Common stock and warrants issued to note
      holders recorded as debt discount               $    77,587   $      -
   Common stock and warrants issued for
      debt extensions                                 $    17,048   $      -
   Common stock warrants issued for option to
      purchase oil and natural gas properties         $   215,000          -

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

Note 4.  Acquisitions of Oil and Natural Gas Properties

On July 13, 2004, the Company entered into an option with CLK Energy, Inc. ("CLK"). Under the option, the Company has the right to purchase from CLK 50% of their interest in the Bayou Choctaw Field, located in the Iberville and West Baton Rouge Parishes for $1,250,000 and the assumption of a production payment of $1,500,000 payable contingent upon reaching 110% of payout of the Company's investment. The Company's investment is comprised of its original purchase price (as defined), value of common stock and warrants issued as purchase price consideration, and its commitment to fund $5,000,000 of workover and well development costs. Upon exercise of the option and completion of the purchase, the Company has agreed to reimburse CLK for its acquisition costs, as adjusted for intervening operations, and will deliver a commitment to fund future well workover and field development drilling totaling $5,000,000, as defined. Under the terms of the option, CLK will be issued warrants to purchase 500,000 shares of the Company's common stock at an exercise price of $0.50 per share. Such warrants have a fair value of $215,000 which has been recorded as a noncurrent asset. Upon exercise of the option, such amount will be included in oil and natural gas properties as a component of the purchase price. If the option expires, the Company will expense the fair value of the warrants during the period in which the option expires. The option expires on October 31, 2004.

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

Note 5.  Debt

Total debt at July 31, 2004 and April 30, 2004 consists of the following:

                                          July 31, 2004    April 30, 2004
                                         --------------    --------------
                                            (Restated)

       Lines-of-credit                   $   2,088,443     $   1,939,143
       Production payments payable           1,188,518         1,188,518
       Other notes payable, net of
          discount                             224,185           306,092
                                         --------------    --------------
                                             3,501,146         3,433,753
       Less current portion             (    3,501,146)     (  3,433,753)
                                        ---------------    --------------
                                        $        -         $      -
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

During October and November of 2003, the Company issued a series of 12% notes totaling $40,000 to investors for working capital loans. The Company also issued the investors 40,000 shares of its common stock. The stock issued was recorded at its fair market value of $27,600 and treated as deferred loan cost which is being amortized over six months. The notes were due on dates ranging from April 29, 2004 to May 26, 2004. The Company subsequently reached agreement with the investors to extend the due dates of the notes to dates ranging from April 29, 2005 to May 26, 2005 in return for the issuance of 28,250 shares of its common stock and warrants to purchase 5,000 of its common stock at $0.50 per share which expire on dates ranging from April 29, 2006 to May 26, 2006. The stock and warrants were recorded at their fair market value of $17,048 and treated as deferred loan cost which is being amortized over the terms of the extensions. As of July 31, 2004, the common stock had not been issued, however their fair value has been included in stockholders' equity.

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

During June and July of 2004, the Company issued a series of 12% notes totaling $220,000 to investors for working capital purposes. The Company also provided for the issuance to the investors of 100,000 shares of its common stock and warrants to purchase 50,000 shares of its common stock at $0.50 per share which expire on dates ranging from June 18, 2006 to July 31, 2006. The stock and warrants were recorded at their fair market value of $77,587 and treated as a debt discount which is being amortized over the terms of the notes. As of July 31, 2004, the common stock had not been issued, however their fair value has been included in stockholders' equity.

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


The following table describes all changes to the Company's ARO liability:

                                                  Three Months Ended July 31,
                                              ----------------------------------
                                                    2004              2003
                                                    ----              ----
                                                 (Restated)        (Restated)

Beginning asset retirement obligations        $   1,165,330     $     1,084,028
   Accretion expense                                 21,850              20,326
                                              --------------    ----------------
Ending asset retirement obligations           $   1,187,180     $     1,104,354
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

During June 2004, the Company issued 325,000 shares of common stock to a consultant for services having a fair value of $139,750. As of July 31, 2004, these shares had not been issued, but their fair value has been included in stockholders' equity.

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

Note 9.  Related Party Transactions

From time to time, officers, directors and shareholders of the Company make unsecured advances to the Company and receive advances from the Company. The Company made repayments of such advances in the amount of $7,500 and $18,000 during the three months ended July 31, 2004 and 2003, respectively. The balance of advances from related parties was $244,906 and $252,406 at July 31, 2004 and April 30, 2004, respectively. Additionally, during the three months ended July 31, 2004, the Company received repayment of advances to related parties of $20,000 and made advances to related parties of $30,000. During the three months ended July 31, 2004, advance to related party of $20,000 was utilized to reimburse travel costs and was charged to expense.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following is management's discussion and analysis of significant factors that have affected certain aspects of our financial position and operating results during the periods included in the accompanying unaudited condensed consolidated financial statements. This discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements included elsewhere in this Form 10-QSB/A Amendment No. 2 and with Management's Discussion and Analysis of Financial Condition and Results of Operations and our audited consolidated financial statements for the year ended April 30, 2004,as amended, included in our annual report on Form 10-KSB filed with the SEC on August 15, 2005.

Forward-Looking Statements

     The statements contained in all parts of this document, including, but not limited to, those relating to our outlook, including any expectations regarding increases in our liquidity or available credit, our ability to access the capital markets to raise additional capital, our drilling plans, capital expenditures, future capabilities, the sufficiency of capital resources and liquidity to support working capital and capital expenditure requirements, reinvestment of cash flows, use of NOLs, tax rates, the outcome of litigation and audits, and any other statements regarding future operations, financial results, business plans, sources of liquidity and cash needs and other statements that are not historical facts are forward looking statements. When used in this document, the words "anticipate," "estimate," "expect," "may," "project," "believe," "budgeted," "intend," "plan," "potential," "forecast," "might," "predict," "should" and similar expressions are intended to be among the statements that identify forward looking statements. Such statements involve risks and uncertainties, including, but not limited to, those relating to the results of and our dependence on our exploratory and development drilling activities, the volatility of oil and natural gas prices, the need to replace reserves depleted by production, operating risks of oil and natural gas operations, our dependence on key personnel, our reliance on technological development and possible obsolescence of the technology currently used by us, the significant capital requirements of our exploration and development and technology development programs, the potential impact of government regulations and liability for environmental matters, results of litigation and audits, expansion of our capital budgets, our ability to manage our growth and achieve our business strategy, competition from larger oil and natural gas companies, the uncertainty of reserve information and future net revenue estimates, property acquisition risks and other factors detailed in this Form 10QSB/A Amendment No. 2 for the quarterly period ended July 31, 2004 and our audited financial statements for the year ended April 30 2004, as amended, included in our annual report on Form 10-KSB filed with the SEC on August 15, 2005 and other filings with the SEC ("SEC"). Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. All subsequent written and oral forward-looking statements attributable to the Company or the persons acting on its behalf are expressly qualified in their entirety by the reference to these risks and uncertainties.

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
                               ==============    ==============    ==============

     Production expenses decreased by $75,673 to $185,294 for the three months ended July 31, 2004 compared to the three months ended July 31, 2003. This 41% decrease was primarily due to a decrease in ad valorem taxes relating to the Company's working interest in the Mustang Island property as a result of negotiations with the taxing authorities. Production expense per equivalent unit showed a corresponding $0.87 decrease to $2.62 per Mcfe for the three months ended July 31, 2004 compared to $3.49 in the same period in fiscal 2004.

         Depletion expense increased from $15,887 for the three months ended July 31, 2003 to $75,793 for the three months ended July 31, 2004. This increase was primarily due to a negative revision in reserve volume estimates since April 30, 2003 partially offset by a 5% decrease in Mcfe production volumes.

         Interest expense for the three months ended July 31, 2004 increased by 12% to $64,102 from $57,255 for the same period in fiscal 2004. The increase was due primarily to the addition of a $250,000 line of credit with a bank in April 2004.

         General and Administrative expenses for the three months ended July 31, 2004 increased by $120,830 to $564,699 compared to $443,869 for the three months ended July 31, 2003. The increase was primarily due to a increase of $144,069 in amortization of deferred loan costs.

         We adopted SFAS No. 143 effective May 1, 2003 and recorded a cumulative effect of change in accounting principle of $275,533 during the three months ended July 31, 2003.

Financial Condition and Capital Resources

         Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations. During the three months ended July 31, 2004 and 2003, the Company reported losses of $463,502 and $669,903, respectively. The Company's continuing negative operating results have produced a working capital deficit of $5,715,786 at July 31, 2004. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's long-term viability as a going concern is dependent on the Company's ability to obtain sources of outside financing to support near term operations and to allow the Company to make strategic investments in new oil and natural gas prospects which will provide the Company the ability to increase profitability and sustain a cash flow level that will ensure support for continuing operations.

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

     From time to time the Company incurs notes payable to settle outstanding accounts payable and other liabilities, finance expenditures and generate working capital. The balances of such notes payable were $224,185 and $306,092 at July 31, 2004 and April 30, 2004, respectively.

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

Net Cash Provided by Operating Activities

     Cash flows provided by operating activities were $243,380 for the three months ended July 31, 2004 as compared to $341,136 for the three months ended July 31, 2003. This decrease was primarily due to the company paying a substantial portion ongoing operating expenses on a current basis which in the past were deferred for a longer period of time. Working capital decreased $404,997 during the three months ended July 31, 2003 compared to a decrease of working capital of $214,251 for the three months ended July 31, 2004. The Company's loss before cumulative effect of change in accounting principle increased to $463,502 for the three months ended July 31, 2004 from $394,370 for the three months ended July 31, 2003. This increase was offset by an increase in noncash components of expense, including depreciation, depletion, amortization, accretion, and common stock issued for services, to $492,631 for the three months ended July 31, 2004 from $330,509 for the three months ended July 31, 2003.

Net Cash Used in Investing Activities

     Cash flows used in investing activities increased to $397,132 for the three months ended July 31, 2004 from $131,020 for the three months ended July 31, 2003. This increase was due primarily to $447,798 in development costs incurred related to workovers and a recompletion performed on two wells in the Bateman Lake field.

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

     We amortize natural gas and oil properties based on the unit-of-production method using estimates of proved reserve quantities. The amortizable base includes estimated future development costs and, where significant, dismantlement, restoration and abandonment costs, net of estimated salvage values. The depletion rate per Mcfe for the three months ended July 31, 2004 and 2003 was $1.07 and $0.21, respectively.

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

     Proved reserve estimates prepared by others may be substantially higher or lower than these estimates. Because these estimates depend on many assumptions, all of which may differ from actual results, reserve quantitiesactually recovered may be significantly different than estimated. Material revisions to reserve estimates may be made depending on the results of drilling, testing, and rates of production.

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

Acquisition of Oil and Natural Gas Properties

     On July 13, 2004, the Company entered into an option with CLK Energy, Inc. ("CLK"). Under the option, the Company has the right to purchase from CLK 50% of their interest in the Bayou Choctaw Field, located in the Iberville and West

Baton Rouge Parishes for $1,250,000 and the assumption of a production payment of $1,500,000 payable contingent upon reaching 110% of payout of the Company's investment. The Company's investment is comprised of its original purchase price (as defined), value of common stock and warrants issued as purchase price consideration, and its commitment to fund $5,000,000 of workover and well development costs. Upon exercise of the option and completion of the purchase, the Company has agreed to reimburse CLK for its acquisition costs, as adjusted for intervening operations, and will deliver a commitment to fund future well workover and field development drilling totaling $5,000,000, as defined. Under the terms of the option, CLK will be issued warrants to purchase 500,000 shares of the Company's common stock at an exercise price of $0.50 per share. Such warrants have a fair value of $215,000 which has been recorded as a noncurrent asset. Upon exercise of the option, such amount will be included in oil and natural gas properties as a component of the purchase price. If the option expires, the Company will expense the fair value of the warrants during the period in which the option expires. The option expires on October 31, 2004.

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

     The Company currently employs one person in the accounting department (the Chief Financial Officer) who is responsible for the day to day accounting and SEC reporting function of the Company. Daily transactions are accounted for, reconciled and processed to our accounting records solely by this person. This is considered a material weakness due to lack of segregation of responsibilities. The lack of resources in the accounting and reporting function of our internal controls also resulted in the Company not being able to file its quarterly financial statements during the year ended April 30, 2005 and for the quarterly period ended July 31, 2005 on a timely basis. As of the date of this filing the Company is compliant in all of its filings. Furthermore, during the course of completing the audit for the year ended April 30, 2005, several accounting adjustments were identified requiring adjustments to the current year and restatement of the financial statements for the year ended April 30, 2004 and to various of its Form 10-QSBs for each respective year.

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

         In each of the aforementioned cases, the Company issued the shares of its common stock in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. The Company did not engage any underwriters in connection with their issuances.
nt Report on Form 8-K on July 30,

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

                         VTEX Energy, Inc.
                         (Registrant)

                         By       /S/ Grant G. Emms
                                  --------------------------
                                  Grant G. Emms
                                  President
                                  Principal Executive Officer
                                  Date:    September 28, 2005

                         By       /S/ Randal B. McDonald, Jr.
                                  ---------------------------
                                  Randal B. McDonald, Jr.
                                  Chief Financial Officer
                                  Principal Financial and Accounting Officer
                                  Date:    September 28, 2005

                                                                    Exhibit 31.1

                                 CERTIFICATIONS
                             Chief Executive Officer



I, Grant G. Emms, certify that:

1. I have reviewed this quarterly report on Form 10-QSB/A Amendment No. 2 of VTEX Energy, Inc.;

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




     Date: September 28, 2005       By: /s/ Grant G. Emms
           ------------------           ------------------
                                        Grant G. Emms
                                        Chief Executive Officer

                                                                    Exhibit 31.2

                                 CERTIFICATIONS
                             Chief Financial Officer



I, Randal B. McDonald, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-QSB/A Amendment No. 2 of VTEX Energy, Inc.;

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




     Date: September 28, 2005       By: /s/ Randal B. McDonald, Jr.
           ------------------           ---------------------------
                                        Randal B. McDonald, Jr.
                                        Chief Financial Officer

                                                                   Exhibit 32.1


                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of VTEX Energy, Inc. (the "Company") on Form 10-QSB/A Amendment No. 2 for the period ending July 31, 2004 (the "Report"), I, Grant G. Emms, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1) The Report fully complies with the requirement of Section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

2) The information contained in the Report fairly presents, in all material respects, the Company's financial position and results of operations.



/s/Grant G. Emms
----------------
Grant G. Emms
Chief Executive Officer
September 28, 2005

                                                                    Exhibit 32.2


                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of VTEX Energy, Inc. (the "Company") on Form 10-QSB/A Amendment No. 2 for the period ending July 31, 2004 (the "Report"), I, Randal B. McDonald, Jr., Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1) The Report fully complies with the requirement of Section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

2) The information contained in the Report fairly presents, in all material respects, the Company's financial position and results of operations.



/s/Randal B. McDonald, Jr.
--------------------------
Randal B. McDonald, Jr.
Chief Financial Officer
September 28, 2005