Form 10QSB
period 2005-07-31
VTEX ENERGY INC
filed 2005-10-05
CIK 1036265

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITITES EXCHANGE ACT OF 1934. For the quarter ended July 31, 2005

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

        As of August 31, 2005, there were 10,785,992 shares of common stock, $0.001 par value, outstanding.

Transitional Small Business Disclosure Format (Check one).

        Yes  |_|  No  |X|

                                VTEX ENERGY, INC.
                                   FORM 10-QSB
                       FOR THE QUARTER ENDED JULY 31, 2005

                                     INDEX

 PAGE PART I.  FINANCIAL INFORMATION
     Item 1. Financial Statements
          Consolidated Balance Sheets
               as of July 31, 2005 and April 30, 2005                  3
          Consolidated Statements of Operations
               for the Three Months Ended July 31, 2005 and 2004       5
          Consolidatd Statement of Changes in Stockholders' Equity
               for the Three Months Ended July 31, 2005                6
          Consolidated Statements of Cash Flow
               for the Three Months Ended July 31, 2005 and 2004       7
          Notes to Consolidated Financial Statements                   8

     Item 2. Management's Discussion and Analysis of Financial        18
          Condition and Results of Operations

     Item 3. Procedures and Controls                                  224

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings                                        25

     Item 2. Changes in Securities and Use of Proceeds                25

     Item 3. Defaults Upon Senior Securities                          26

     Item 4. Submission of Matters to a Vote of Security Holders      26

     Item 5. Other Information                                        26

     Item 6. Exhibits                                                 26

SIGNATURES                                                            26

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                VTEX ENERGY, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                 July 31, 2005    April 30, 2005
                                                 --------------   --------------
                                                   Unaudited

    ASSETS

 CURRENT ASSETS
    Cash                                         $      81,297    $      37,582
    Certificates of deposit                            101,807           98,917
    Accounts receivable, oil and natural gas           182,262           78,702
    Joint interest billings receivable                 132,600          106,118
    Other current assets                               164,155             -
                                                 --------------   --------------
         Total current assets                          662,121          321,319
                                                 --------------   --------------

 OIL AND NATURAL GAS PROPERTIES - Full
    cost method of accounting                       18,079,851       18,325,280

    Less accumulated depreciation,
       depletion and amortization                 (  1,635,857)    (  1,581,145)
                                                 --------------   --------------
          Oil and natural gas
             properties, net                        16,443,994       16,744,135
                                                 --------------   --------------

 OTHER ASSETS
    Other property and equipment, less
       accumulated depreciation of $115,199
       and $111,229 at July 31, 2005 and
       April 30, 2005, respectively                     68,306           47,030
    Deferred loan costs, net of accumulated
       amortization of $407,240 and $362,558
       at July 31, 2005 and April 30, 2005,
       respectively                                    135,088           14,405
    Investment in Viking Petroleum UK Limited        1,369,570             -
    Other assets                                       106,343           44,600
                                                 --------------   --------------
          Total other assets                         1,679,307          106,035
                                                 --------------   --------------
TOTAL ASSETS                                     $  18,785,422    $  17,171,489
                                                 ==============   ==============




     The accompanying notes are an integral part of the financial statements

                                VTEX ENERGY, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                 July 31, 2005    April 30, 2005
                                                 --------------   --------------
                                                   Unaudited

    LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
    Line of credit - banks                             596,537          246,537
    Notes payable, net of discount of $103,724
       and $87,397 at July 31, 2005 and
       April 30, 2005, respectively                  1,744,943        1,377,333
    Production payments payable                        305,504          305,504
    Accounts payable - trade                         2,128,607        1,462,292
    Royalties payable                                  706,126          720,823
    Working interest revenues payable                   59,205           61,676
    Taxes payable                                      172,463          172,463
    Advances from related parties                         -              12,500
    Accrued interest                                   163,440           75,810
                                                 --------------   --------------
          Total current liabilities                  5,876,825        4,434,938
                                                 --------------   --------------

 NONCURRENT LIABILITIES
    Line of credit - related party                   3,624,707        3,624,707
    Asset retirement obligations                     1,255,402        1,232,297
                                                 --------------   --------------
          Total noncurrent liabilities               4,880,109        4,857,004
                                                 --------------   --------------
 STOCKHOLDERS' EQUITY
    Preferred stock class AA-1, cumulative
       convertible; $0.01 par value per
       share, 500,000 shares authorized;
       395,879 shares issued and outstanding             3,959            3,959
    Preferred stock class B, noncumulative
       nonconvertible; $0.001 par value per
       share, 500,000 shares authorized;
       500,000 shares issued and outstanding               500              500
    Common stock, $0.001 par value per share;
       150,000,000 shares authorized; 10,785,992
       and 9,769,989 shares issued and
       outstanding at July 31, 2005 and
       April 30, 2005, respectively                     10,786            9,770
    Additional paid-in capital                      34,606,180       32,420,576
    Accumulated deficit                           ( 26,592,937)    ( 24,555,258)
                                                 --------------   --------------
          Total stockholders' equity                 8,028,488        7,879,547
                                                 --------------   --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $  18,785,422    $  17,171,489
                                                 ==============   ==============





     The accompanying notes are an integral part of the financial statements

                                VTEX ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                   Three Months Ended July 31,
                                                 -------------------------------
                                                      2005             2004
                                                      ----             ----

REVENUES
   Oil sales                                     $        -       $      57,321
   Natural gas sales                                   199,714          384,486
                                                 --------------   --------------
         Total Revenues                                199,714          441,807
                                                 --------------   --------------

EXPENSES
   Lease operating expense                             105,511          139,992
   Production taxes                                     33,802           45,302
   Depreciation, depletion and
      amortization expense                              58,682           79,869
   General and administrative expense                1,784,510          419,041
   Accretion expense                                    23,105           21,850
                                                 --------------   --------------
         Total expenses                              2,005,610          706,054
                                                 --------------   --------------

OTHER INCOME (EXPENSE)
   Other income                                          3,296            6,429
   Interest expense                               (    235,079)    (    205,684)
                                                 --------------   --------------
         Total other expense, net                 (    231,783)    (    199,255)
                                                 --------------   --------------

NET LOSS                                         $(  2,037,679)   $(    463,502)
                                                 ==============   ==============

NET LOSS PER SHARE - Basic and Diluted           $(       0.20)   $(       0.07)
                                                 ==============   ==============
WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING                               10,433,609        6,449,646
                                                 ==============   ==============




     The accompanying notes are an integral part of the financial statements

                                VTEX Energy, Inc.
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        Three Months Ended July 31, 2005

                                    Preferred Stock
                    -------------------------------------------
                          Class AA-1             Class B               Common Stock        Additional                     Total
                    --------------------- --------------------- ------------------------     Paid-in     Accumulated   Shareholders'
                      Shares     Amount     shares    Amount       Shares       Amount       Capital       Deficit       Equity
                    --------- ----------- --------- ----------- ------------ ----------- -------------- ------------- -------------
April 30, 2003       395,879  $    3,959   500,000  $      500    9,769,989  $    9,770  $  32,420,576  $(24,555,258) $  7,879,547

Common stock issued
 for consulting
 services               -           -         -           -          37,465          37         10,663                      10,700
(restated)
Common stock
 obligated to be
 issued for services    -           -         -           -            -            -           10,794                      10,794
Common stock issued
 for consulting
 services incurred
 in the prior year      -           -         -           -         125,771         126   (        126)                       -
Common stock issued
 as loan
 consideration          -           -         -           -         130,000         130         37,770                      37,900
Warrants granted as
 loan consideration     -           -         -           -            -           -            25,674                      25,674
Common stock
 obligated to be
 issued as loan
 consideration          -           -         -           -            -           -            16,187                      16,187
Common stock issued
 for prior year
 loan consideration     -           -         -           -         105,267         105   (        105)                       -
Common stock issued
 for loan extensions    -           -         -           -         223,500         113         32,512                      32,625
Warrants granted
   for loan extensions  -           -         -           -            -           -            15,130                      15,130
Common stock
 obligated to be
 issued for loan
 extensions             -           -         -           -            -           -            29,120                      29,120
Common stock issued
 for prior year
 loan extensions        -           -         -           -         105,000         105   (        105)                       -
Common stock
 obligated to be
 issued for loan
 guarantee              -           -         -           -            -           -            60,000                      60,000
Warrants granted for
 loan guarantee         -           -         -           -            -           -            28,490                      28,490
Common stock
 options granted for
 stock based
 compensation           -           -         -           -            -           -         1,280,000                   1,280,000
Common stock
 issued for the
 acquisition of Viking  -           -         -           -         400,000         400        127,600                     128,000
Common stock
 obligated to be
 issued for the
 acquisition of Viking  -           -         -           -            -           -           512,000                     512,000
Net loss                -           -         -           -            -           -              -      ( 2,037,679) (  2,037,679 )
                    --------- ----------- --------- ----------- ------------ ----------- -------------- ------------- -------------
Balance
April 30, 2005       395,879  $    3,959   500,000  $      500   10,785,992  $   10,786  $  34,606,180 $ (26,592,937)  $ 8,028,488
                    ========  =========== ========= =========== ============ =========== ============== ============  =============

          The accompanying notes are an integral part of the consolidated financial statements

                                VTEX Energy, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)


                                                   Three Months Ended July 31,
                                                 -------------------------------
                                                      2005             2004
                                                      ----             ----

 CASH FLOWS FROM OPERATING ACTIVITIES
    Net Loss                                     $(  2,037,679)   $(    463,502)
    Adjustments to reconcile net loss to net
       cash provided by (used in)
          operating activities
          Depreciation, depletion and
             amortization expense                      166,798          223,938
          Bad debt expense                                -              28,000
          Accretion expense                             23,105           21,850
          Common stock issued for services              21,494          185,100
          Common stock issued in settlement
             of accounts payable                          -              13,743
          Advances to related party applied to
             travel costs                                 -              20,000
          Stock based compensation                   1,280,000             -
    Changes in operating assets and liabilities
          Accounts receivable                     (    130,042)    (     72,400)
          Other assets                            (    115,401)          58,681
          Accounts payable - trade                (     77,379)         101,470
          Royalties and working interest
             revenues payable                     (     17,168)          70,269
          Other current liabilities                    114,096           56,231
                                                 --------------   --------------
Net cash (used in) provided by
   operating activities                           (    772,176)          243,380
                                                 --------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Investment in certificates of deposit         (      2,890)            -
    Oil and natural gas capital expenditures      (     24,571)    (    447,798)
    Proceeds from sales of oil and
       natural gas properties                          270,000             -
    Purchase of property and equipment, other             -        (      6,334)
    Acquisition of Viking International
       Petroleum, PLC, net of cash acquired       (    121,619)            -
    Payments received on note receivable                  -              67,000
    Advances to related party                             -        (     30,000
    Payments received o2 advances to
       related party                                      -              20,000
                                                 --------------   --------------
Net cash provided by (used in)
   investing activities                                120,920     (    397,132)
                                                 --------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Borrowings on notes payable                        425,000           50,000
    Repayments of notes payable                   (     67,529)    (     56,807)
    Borrowings on lines of credit                      350,000          149,300
    Repayments of advances from related parties   (     12,500)    (      7,500)
                                                 --------------   --------------
Net cash provided by financing activities              694,971          134,993
                                                 --------------   --------------

 NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                                43,715     (     18,759)

 CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD                                 37,582          156,575
                                                 --------------   --------------

 CASH AND CASH EQUIVALENTS,
    END OF PERIOD                                $      81,297    $     137,816
                                                 ==============   ==============



     The accompanying notes are an integral part of the financial statements

                                VTEX Energy, Inc.
              Notes to Unaudited Consolidated Financial Statements
                                  July 31, 2005

Note 1.  Management's Representation of Interim Financial Information

The accompanying consolidated financial statements have been prepared by management of VTEX Energy, Inc. (Formerly Vector Energy Corporation), a Nevada corporation (together with its subsidiaries, Vector Exploration, Inc. and Viking International Petroleum, PLC, the "Company") without audit pursuant to the rules and regulations of the SEC. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments that, in the opinion of management, are necessary for the fair presentation of the financial position and results of operations of the Company. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended April 30, 2005, which are included in the Company's annual report on Form 10-KSB filed with the SEC on August 15, 2005.

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

Going Concern

For the year ended April 30, 2005 our independent registered public accounting firm issued a going concern opinion. As shown in the financial statements, the Company has historically incurred net losses from operations and has incurred net losses of approximately $2,038,000 and $464,000 for the three months ended July 31, 2005 and 2004, respectively, and losses are expected to be incurred in the near term. Current liabilities exceeded current assets by approximately $5,215,000 and $4,114,000 at July 31, 2005 and April 30, 2005, respectively, and the accumulated deficit is approximately $26,593,000 at July 31, 2005. Amounts outstanding and payable to creditors are in arrears and the Company is in negotiations with creditors to obtain extensions and settlements of outstanding amounts. Management anticipates that significant additional expenditures will be necessary to develop the Company's oil and natural gas properties, which consist primarily of proved reserves that are non-producing, before significant positive operating cash flows will be achieved. Without outside investment from the sale of equity securities or debt financing our ability to execute our business plan will be limited. These factors are an indication that the Company may be unable to continue in existence.

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

Note 2.  Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of VTEX Energy, Inc. and its wholly owned subsidiaries, Vector Exploration, Inc. and Viking International Petroleum, PLC ("Viking") (see Note 4). All significant intercompany accounts and transactions have been eliminated in consolidation. The Company applies the equity method of accounting when it is determined that it can exert significant influence, but not control, over the policies and decisions of the entity.

Certain prior period amounts have been reclassed to conform to the current period presentation. These reclassifications did not effect the amount of the net loss, total assets or net equity.

Revenue Recognition

The Company recognizes oil and natural gas revenue from its interests in producing wells as oil and natural gas is produced and sold from those wells. Oil and natural gas sold by the Company is not significantly different from the Company's share of production.

Oil and Natural Gas Properties

The Company follows the full cost method of accounting for its oil and natural gas properties. All costs associated with property acquisition, exploration, and development activities are capitalized in a single cost center located within the United States. Internal costs directly identified with the acquisition, exploration and development activities of the Company are also capitalized. Capitalized costs are amortized on the unit-of-production basis using proved oil and natural gas reserves. Capitalized costs are subject to a "ceiling test" and limited to the present value of estimated future net revenues less estimated future expenditures using a discount factor of ten percent. Should capitalized costs exceed the present value of our reserves discounted at ten percent, the excess is charged to operations. Once incurred, an impairment of oil and natural gas properties can not be reversed at a later date. Impairment of oil and natural gas properties is assessed on a quarterly basis in conjunction with our quarterly filings with the SEC. Sales of proved and unproved oil and natural gas properties are treated as reductions of the capitalized cost pool, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves. At July 31, 2005 and April 30, 2005, there were no costs of unproved properties or major development projects included in the capitalized cost pool. The depletion rates per Mcfe for the three months ended July 31, 2005 and 2004 were $1.60 and $1.07, respectively.

The equity investment held by Viking is a 26% ownership in an entity that owns and operates various oil and natural gas properties. The Company subjects this equity investment to the same impairment criteria used to evaluate its direct ownership interests in proved oil and natural gas properties. No impairment was required as of July 31, 2005 for this equity investment.

Other Property and Equipment

Other property and equipment of the Company consists primarily of computer equipment, vehicles and furniture and fixtures, which are depreciated over estimated useful lives, ranging from three to seven years, on a straight-line basis. Repair and maintenance costs are expensed as incurred while costs incurred that extend the useful life are capitalized.

Deferred Loan Costs

Deferred loan cost consists of direct costs of securing financing and includes primarily the fair value of common stock and warrants issued as part of the underlying debt instruments, loan origination fees paid to third parties, extension fees, and legal costs to prepare loan documents. These costs are capitalized and amortized over the life of the loan on a straight line basis.

Asset Retirement Obligations

The Company records a liability for legal obligations associated with the retirement of tangible long-lived assets in the period in which they are incurred in accordance with Statement of Financial Accounting Standards ("SFAS") No. 143 "Accounting for Asset Retirement Obligations." The Company adopted this policy effective May 1, 2003, using a cumulative effect approach to recognize transition amounts for asset retirement obligations ("ARO"), asset retirement costs and accumulated accretion and depletion. Under this method, when liabilities for dismantlement and abandonment costs, excluding salvage values, are initially recorded the carrying amount of the related oil and natural gas properties are increased. Accretion of the liability is recognized each period using the interest method of allocation, and the capitalized cost is depleted over the useful life of the related asset. Revisions to such estimates are recorded as adjustments to the ARO, capitalized asset retirement costs and charges to operations during the periods in which they become known. At the time the abandonment cost is incurred, the Company will be required to recognize a gain or loss if the actual costs do not equal the estimated costs included in ARO (see Note 6).

Stock-Based Compensation

The Company accounts for stock based compensation to employees under the fair value method prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation." Under the fair value method, compensation cost is measured at the grant date of each common stock option or warrant based on the fair value of the award and is recognized over the vesting period, which is usually the service period. For common stock options and warrants, fair value is determined using the Black-Scholes option-pricing model that takes into account the common stock market price at the grant date, the exercise price, the expected life of the common stock option or warrant, the market volatility of the underlying common stock, the dividend yield and the risk-free interest rate over the expected life of the common stock option or warrant. The fair value of a common stock option or warrant is estimated at the grant date and is not subsequently adjusted for changes in the assumptions used.

Loss Per Share

Loss per share has been calculated using the weighted average number of shares outstanding. Outstanding warrants and other potentially dilutive securities have been excluded from the calculation of loss per share, as their effect would be anti-dilutive due to the Company incurring a net loss for all periods presented. At July 31, 2005 and 2004, there are 250,000 warrants that are potentially dilutive common shares.

Income Taxes

The Company  accounts  for income  taxes under the  provisions  of SFAS No. 109,
"Accounting for Income Taxes," which provides for an asset and liability approach for accounting for income taxes. Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences, using currently enacted tax laws, attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. The Company's most significant timing difference is its net operating loss ("NOL") carry forwards and the timing difference between the book and tax basis if its oil and natural gas properties. Management determined that it is more likely than not that NOL's accumulated through July 31, 2005 of approximately $29,000,000 will not be recoverable. Accordingly, a valuation allowance has been provided for the full value of its net tax assets. The Company's NOL carry forwards begin to expire in 2013.

Statement of Cash Flows

For purposes of the consolidated statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash and cash equivalents.

The following is a summary of all payments made for interest and significant noncash financing activities for the three months ended July 31, 2005 and 2004, respectively.

Supplemental Disclosures of Cash Flow Information:
                                                           Three Months Ended
                                                                July 31,
                                                           2005         2004
                                                           ----         ----
Cash Payments
   Interest                                           $    14,204   $     5,634

Noncash financing activities
   Accrued interest converted into note payable       $    26,466   $      -
   Common stock issued for services                   $    21,494   $   185,100
   Common stock and warrants issued to note
      holders recorded as debt discounts              $    79,761   $    77,587
   Common stock and warrants issued for debt
      extensions and a guarantee                      $   165,365   $    17,048
   Common stock issued to settle accounts payable     $      -      $    13,743
   Common stock options issued for stock
      based compensation                              $ 1,280,000   $      -
   Common stock issued as partial consideration
      for the acquisition of Viking International
      Petroleum, PLC                                  $   128,000   $      -
   Common stock to be issued as partial
      consideration for the acquisition of Viking
      International Petroleum, PLC                    $   512,000   $      -
   Net liabilities acquired in the acquisition
      of Viking International Petroleum, PLC
      (net of cash acquired)                          $   607,951   $      -

Guarantees

Guarantees are accounted for in accordance with the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. ("FIN") 45,"Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect

Guarantees of Indebtedness of Others." FIN 45 establishes disclosure and liability-recognition requirements for direct and indirect debt guarantees with specified characteristics.

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

Note 3.  Certificates of Deposit

At July 31, 2005 and April 30, 2005, the Company had certificates of deposit totaling $101,807 and $98,917, respectively. Such certificates bear interest at rates ranging from 1.88% to 2.52% at July 31, 2005 and April 30, 2005. The maturity dates of the certificates ranged from October 6, 2005 to March 20, 2006. The certificates of deposit are collateral for letters of credit, with expiration dates corresponding to the maturity dates of the certificates, issued in favor of governmental agencies in states in which the Company operates wells. It is anticipated that such certificates of deposit and the corresponding letters of credit will be renewed at maturity.

Note 4.  Acquisitions of Oil and Natural Gas Properties

On January 13, 2005, the Company executed a purchase and sale agreement with Arcoa Oil & Gas, Inc. ("Arcoa"), which was subsequently amended in March 2005. Under the terms of the agreement, as amended, Arcoa acquired a net profits interest in three wells on the Company's Bateman Lake property for up to $1,150,000. The net profits interest is initially payable out of 75% of the monthly cash flows, as defined, attributable to the Company's interest in such wells until payout, including a 12% rate of return. The net profits interest will then be reduced to 65% until the well has produced a total of $7 million of net cash flow to the Company's working interest. The net profits interest will be further reduced to 60% when the net cash flows attributable to the Company's working interest reaches a total of $9 million. At that time, the net profits interest will be reduced to 30% which will be the net profits percentage there after. To the extent that ARCOA elects to acquire a net profits interest of less than $1,150,000 the net profits amounts will be proportionately reduced. Further more, after June 1, 2006, ARCOA may elect to convert its net profits interest into common stock of the Company at a conversion rate of $1.25 per share. The value of the net profits interest will be determined based upon the net cash flows attributable to the reserves, discounted at 15%. ARCOA has until October, 10, 2005 to fund and close the transaction. However, such date may be extended by mutual agreement. The Company has received a total of $470,000 in payments from ARCOA through July 31, 2005 representing its purchase of net profits interests in certain oil and natural gas wells.

On July 29, 2005, the Company completed the acquisition of all of the outstanding shares of Viking. Viking is a UK registered company with offices in London and owns a 26% interest in a company that owns the North Yorkshire gas fields  (an  extension  of the  Southern  North  Sea  Gas  Basin  onshore).  The
properties  include  licenses  covering   approximately  100,000  acres  onshore
including, four proved producing fields, two proved undeveloped fields and additional seismically mapped low risk exploration potential. Upon closing of this acquisition, the Company delivered 400,000 shares of its common stock, valued at $128,000, to Viking for distribution to its shareholders, with an obligation to deliver an additional 1.6 million shares of its common stock if certain defined goals are met or six months from the acquisition, unless there is a foreclosure on the assets of Viking's interest in the gas fields. Viking's interest in the gas fields is security for debt in Viking Petroleum UK, Limited. Such debt is not currently in default, however the Company has no assurance that an event of default will not occur. Due to what management of the Company believes to be the remote possibility that the contingent shares will not be issued, they have been valued at $512,000 and included as a component of the purchase price. Additionally, prior to the closing of the acquisition, the

Company advanced $127,757 to Viking for working capital purposes. This amount is considered a component of the purchase price paid to acquire the stock of Viking. This transaction has been recorded using the purchase method of accounting and the results of operations from July 31, 2005 forward are recorded in the consolidated results of operations of the Company.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed for the acquisition of Viking at the date of acquisition:

     Current assets, including cash of $6,138               $      54,892
     Fixed assets                                                  25,246
     Other assets                                                  61,743
     Investment in Viking Petroleum UK Limited                  1,369,570
     Current liabilities                                     (    743,694)
                                                            --------------
     Total purchase price                                   $     767,757
                                                            ==============

The following table summarizes the components of the purchase price of Viking:

     Working capital advances made to Viking
        prior to the date of acquisition                    $     127,757
     Fair value of common stock issued                            128,000
     Fair value of common stock obligated to be issued            512,000
                                                            ---------------
     Total purchase price                                   $     767,757
                                                            ===============

Note 5.  Debt

Total debt at July 31, 2005 and April 30, 2005 consists of the following:

                                          July 31, 2005    April 30, 2005
                                         --------------    --------------

       Lines-of-credit                   $   4,221,244     $   3,871,244
       Production payments payable             305,504           305,504
       Other notes payable, net of
          discount                           1,744,943         1,377,333
                                         --------------    --------------
                                             6,271,691         5,554,081
       Less current portion             (    2,646,984)     (  1,929,374)
                                        ---------------    --------------
                                        $    3,624,707     $   3,624,707
                                        ===============    ==============

Lines of Credit

The Company has a $10.0 million revolving credit line with an entity controlled by the brother of the Company's president. The borrowing base under this revolving credit line is $3,624,707 at July 31, 2005, which is equal to the outstanding balance at that time and cannot be increased without the consent of the lender. The line of credit is secured by all of the Company's oil and natural gas properties and bears interest at the rate of 7.5%. Accrued interest on the line of credit totaled $68,522 at July 31, 2005. Under its terms, the line of credit accrues interest through October 31, 2005, at which time interest will be due monthly. Beginning in November 2006, the principal balance outstanding under the line of credit converts to a term note and is payable in 48 equal monthly installments along with current interest.

On April 8, 2004, the Company entered into a $250,000 revolving credit agreement with Hibernia Bank. The note has been guaranteed by a private investor who received 100,000 shares of the Company's common stock with a fair value of $49,000 as consideration for such guarantee. The fair value of the common stock was expensed when incurred. Interest on this note is payable monthly at a floating rate of prime plus 1.097% (7.347% and 6.847% at July 31, 2005 and April 30, 2005, respectively.) The outstanding balance under the note, which was $246,537 at July 31, 2005 and April 30, 2005, is due upon demand.

On June 21, 2005, the Company entered into a $500,000 revolving credit agreement with Bank of Texas. The note was guaranteed by a private investor who is to receive 200,000 shares of the Company's common stock and warrants to purchase 100,000 shares of the Company's common stock at $0.50. The value of the common stock and warrants, which is $88,490, has been included in deferred loan costs and is being amortized over the life of the loan. At July 31, 2005, the 200,000 shares of common stock remained unissued, however the fair value has been included in stockholders' equity. Interest on this note is payable quarterly at the prime rate, which was 6.00% at July 31, 2005. The note has a balance of $350,000 at July 31, 2005 and matures on June 20, 2006.

Other Notes Payable

Included in other notes payable are unsecured 9% to 10% notes issued to vendors in settlement of accounts payable. Certain of the notes are past their due dates and are due on demand. These notes totaled $42,842 at July 31, 2005 and April 30, 2005.

In March, 2004, the Company issued a $150,000 note payable to Mustang Island Gathering, LLC (the "LLC") for indemnification of litigation settlement costs. Mustang Island Gathering, LLC purchases the natural gas produced from the Company's Mustang Island property, and the Company is an approximate 10% owner in the LLC. The note is payable in monthly installments, with interest at 4.5%, at the rate of $0.03 per MCF of natural gas purchased, beginning with April 2004 production The balance due under the note was $88,692 and $96,220 at July 31, 2005 and April 30, 2005, respectively.

During December 2003 and January 2004, the Company issued a series of 12% notes totaling $40,000 to investors for working capital loans. The Company also issued the investors 40,000 shares of its common stock. The stock issued was recorded at its fair market value of $27,600 and treated as deferred loan cost which was amortized over four months. The notes were due on dates ranging from April 29, 2004 to May 26, 2004 and were in default. These notes were subject to a demand for payment at any time. However, The Company subsequently reached agreement with the investors to extend the due dates of the notes to dates ranging from April 29, 2005 to May 26, 2005 in return for the issuance of 28,250 shares of its common stock and warrants to purchase 5,000 shares of the Company's common stock at $0.50 per share which expire on January 26, 2006. The stock and warrants issued were recorded at their fair market value of $17,048 and treated as deferred loan cost which is being amortized over one year. During June 2005, the Company reached agreements with the holders of notes totaling $30,000 to further extend the maturity dates of the notes to December 31, 2005 in return for the issuance of 18,000 shares of the Company's common stock. The stock was recorded at its fair market value of $5,220 and treated as deferred loan cost which is being amortized over the terms of the extensions. At July 31, 2005, the 18,000 shares of common stock remained unissued, however their fair value has been included in stockholders' equity. In July 2005, the Company paid the remaining $10,000 principal balance and $1,792 in accrued interest on the only note which was not extended. Accrued interest on these notes totaled $5,642 and $6,276 at July 31, 2005 and April 30, 2005, respectively.

During March 2005, the Company issued a $250,000 unsecured note payable to a private investor. The note bears interest at 12% and the principal and accrued interest is due in one payment upon the demand of the holder. The note provided for the issuance to the investor of 50,000 shares of the Company's common stock and warrants to purchase 40,000 shares of the Company's common stock at $0.50 per share which expire on March 10, 2007. The common stock and warrants were recorded at their fair value of $33,516 and treated as a debt discount which was immediately amortized into interest expense. Accrued interest on the note totaled $11,753 and $4,192 at July 31, 2005 and April 30, 2005, respectively.

During the period June 2004 through April 2005, the Company issued a series of 12% notes totaling $1,085,667 to private investors for working capital purposes. The notes also provided for the issuance to the investors of 557,767 shares of its common stock and warrants to purchase 252,633 shares of the Company's common stock at $0.50 per share which expire on dates ranging from June 18, 2006 to April 27, 2007. The common stock and warrants were recorded at their fair value of $399,610 and treated as a debt discount which is being amortized over the term of the loan. At July 31, 2005 and April 30, 2005, 60,000 and 165,267 shares of the common stock remained unissued, however their fair value was included in stockholders' equity. Interest on the notes is payable quarterly and the principal balances had original maturity dates ranging from June 18, 2005 to December 31, 2005. Accrued interest on the notes totaled $69,810 and $63,027 at July 31, 2005 and April 30, 2005, respectively. Unamortized debt discount was $38,630 and $87,397 at July 31, 2005 and April 30, 2005, respectively. The Company subsequently reached agreement with certain of the investors to extend the due dates of the notes to dates ranging from March 2, 2005 to June 8, 2005 in return for the issuance of 195,000 shares of its common stock and warrants to purchase 40,000 shares of the Company's common stock at $0.50 per share which expire on dates ranging from March 2, 2007 to March 8, 2007. The stock and warrants issued were recorded at their fair market value of $77,414 and treated as deferred loan cost which is being amortized over the term of the extension. In June 2005, the Company reached agreements to further extend the maturity dates of all of the 12% notes to investors that had matured, to December 31, 2005 in return for the issuance of 197,500 shares of its common stock and warrants to purchase 105,000 shares of the Company's common stock at $0.50 per share which expire in June 2007. The stock and warrants issued were recorded at their fair market value of $71,655 and treated as deferred loan cost which is being amortized over the term of the extension. At July 31, 2005, 85,000 shares of the common stock remain unissued, however their fair value was included in stockholders' equity.

During the period May 2005 through July 2005, the Company issued a series of 12% notes totaling $351,466 to private investors for working capital purposes. The notes also provided for the issuance to the investors of 180,586 shares of its common stock and warrants to purchase 90,293 shares of the Company's common stock at $0.50 per share which expire on dates ranging from May 2, 2007 to July 27, 2007. The common stock and warrants were recorded at their fair value of $79,761 and treated as a debt discount which is being amortized over the term of the loan. At July 31, 2005, 50,586 shares of the common stock remain unissued, however their fair value was included in stockholders' equity. Interest on the notes is payable quarterly and the principal balances mature on December 31, 2005. Accrued interest on the notes totaled $5,945 on July 31, 2005. Unamortized debt discount was $65,094 at July 31, 2005.

Production Payments Payable

During October and November of 2000, the Company issued 31,687 shares of its common stock and undivided working interests, ranging from 3.7% to 4.4%, in three nonproducing wells in the Mustang Island Field to private investors for total cash consideration of $254,000. The proceeds were used to fund development of the wells. The investors are entitled to recoup their investment out of 100% of the future production, if any, from the wells. These transactions were treated, by the Company, as loans repayable out of production from designated wells for accounting purposes. The stock issued was recorded at its fair market value as a loan cost which has been fully amortized. The production loans began accruing interest on January 1, 2001 at 5.25% and accrued interest on the loans totaled $2,094 and $1,992 at July 31, 2005 and April 30, 2005, respectively. Although certain of the wells covered by the production loans have been producing, the Company has not made any principal payments under the loans. In January and February of 2004, the Company issued the holders of the production loans 100,000 shares of the Company's common stock in return for their forbearance under the production loans until the earlier of the first month following the month in which the Company has positive cash flow or August 1, 2004. The stock issued was recorded at its fair market value of $57,500 and treated as deferred loan cost which was amortized over six months. In December of 2004, the Company reached an agreement with the holders of the loans to increase the interest rate to 6%, begin paying interest monthly on the loans and to convert the accrued interest of $51,503 into principal. Negotiations between the Company and the holders of the loans are being held on further restructuring of the terms of the loans. However, there can be no assurance that any such restructuring will occur.

In December 2000, the Company issued an undivided 10% interest in six wells located in the Mustang Island Field to Old Jersey Oil Ventures, LLC for cash consideration of $1,000,000. The brother of the president of the Company is a principal in Old Jersey Oil Ventures, LLC. Old Jersey Oil Ventures, LLC is entitled to recoup its investment out of future production from the wells in the Mustang Island Field. The transaction was treated, by the Company, as a loan repayable out of production from designated wells for accounting purposes. The production loan began accruing interest on January 1, 2001 at 5.25%. In March, 2004, the Company issued Old Jersey Oil Ventures, LLC 400,000 shares of the Company's common stock in return for forbearance under the production payment until the earlier of the first month following the month in which the Company has positive cash flow or August 1, 2004. The stock issued was recorded at its fair market value of $176,000 and treated as a deferred loan cost which was amortized over five months. On April 30, 2005, the production payment and $240,438 in accrued interest was transferred into the Company's line of credit with Old Jersey Oil Ventures, LLC.

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

The following table describes all changes to the Company's ARO liability:

                                                  Three Months Ended July 31,
                                              ----------------------------------
                                                    2005              2004
                                                    ----              ----

Beginning asset retirement obligations        $   1,232,297     $     1,165,330
   Accretion expense                                 23,105              21,850
                                              --------------    ----------------
Ending asset retirement obligations           $   1,255,402     $     1,187,180
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

In June 2001, the Company entered into a long-term lease for office space with an annual rent of $65,124. Rent expense for the three months ended July 31, 2005 and 2004 was $16,281. As of July 31, 2005, future minimum lease payments under this lease were as follows:

              Fiscal Year
            Ended April 30,
            ---------------

                  2006                        48,843
                  2007                        16,281
                                         ------------
                  Total                  $    65,124
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

Subsequent to June 1, 2006, ARCOA shall have the right to convert its net profits interest into common stock of the Company at a conversion rate of $1.25 per share. The value of the net profits interest will be determined based upon the net cash flows attributable to the reserves, discounted at 15%.

As a condition to the acquisition of Viking, which was effective July 29 2005, the Company is obligated to issue to the stockholders of Viking an additional
1.6 million shares of common stock if certain defined goals are met or six months from the acquisition date, unless there is a foreclosure on the assets of Viking's interest in the gas fields.

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

Note 8.  Stockholder's Equity

Preferred Stock

The Company is authorized to issue 3,000 shares of Class A-1 Cumulative Convertible Preferred Stock (Class A-1 Preferred Stock). Class A-1 Preferred Stock was issued for $1,000 per share and is entitled to receive cumulative cash dividends at the annual rate of 8% payable annually in arrears commencing December 1, 2001 when and as declared by the Board of Directors. All shares of Class A-1 Preferred Stock were issued to the Company's secured lender on December 27, 2000 as consideration for a $3,000,000 reduction in the Company's secured indebtedness. On January 16, 2003 all shares of the Class A-1 Preferred Stock, and accrued and unpaid dividends in the amount of $510,000 were converted into 2,361,439 shares of the Company's common stock. On August 8, 2003, the Company completed a transaction with Wachovia Bank whereby the Company acquired all of the bank's holdings in VTEX Energy, Inc. securities, which consisted of 2,369,033 shares of the Company's common stock, and received cancellation of a $250,000 note payable to the bank in return for a payment of $50,000 and warrants to purchase up to 250,000 shares of the Company's common stock at $0.10 per share until August 8, 2006. The warrants were valued at $200,000, which approximates their fair value using the Black-Scholes option pricing model. These warrants were recorded as additional paid in capital. As of July 31, 2005 and April 30, 2005, there were no shares of Class A-1 Preferred Stock issued or outstanding.

The Company is authorized to issue 500,000 shares of Class AA-1 Cumulative Convertible Preferred Stock (Class AA-1 Preferred Stock). Class AA-1 Preferred Stock has a par value of $0.01 per share and is entitled to receive cumulative dividends at the rate of 10% payable annually in shares of Class AA-1 Preferred Stock (or 39,588 shares) when and as declared by the Board of Directors. At July 31, 2005, no dividends have been declared. The aggregate amount of cumulative dividend shares in arrears was approximately 51,100 and 41,200 at July 31, 2005 and April 30, 2005, respectively. All shares of Class AA-1 Preferred Stock were issued to holders of judgment liens against the Company, in the amount of $395,879, on April 15, 2004 and remain outstanding. The holders of the Class AA-1 Preferred Stock are, upon the liquidation of the Company, entitled to receive $1.00 per share. Alternatively, and at the sole option of the holders, the holders of the Class AA-1 Preferred Stock, upon the liquidation of the Company, may retain the rights provided under the original judgment liens. The Class AA-1 Preferred Stock is redeemable in whole or in part at any time, at the option of the Company, at $1.00 per share. The holders of the Class AA-1 Preferred Stock are entitled to a 20 day written notice of the Company's intent to redeem and the opportunity to convert the Class AA-1 Preferred Stock into common stock of the Company. The Class AA-1 Preferred Stock is convertible by the holder into common stock of the Company at any time. Each share of Class AA-1 Preferred Stock is convertible into one share of the Company's common stock, adjusted for stock dividends and stock splits. The holders of Class AA-1 Preferred Stock have no voting rights except as expressly required by Nevada law. The Class AA-1 Preferred Stock is senior to all other series of preferred stock and all of the Company's common stock.

The Company is authorized to issue 500,000 shares of Class B Preferred Stock, par value $0.001 per share. The holders of Class B Preferred Stock are not entitled to receive any dividends. As of July 31, 2005 and April 30, 2005, 500,000 shares of the Class B Preferred Stock were issued and outstanding. The Class B Preferred Stock is redeemable in whole, but not in part, at the option of the Company by resolution of the Company's Board of Directors at anytime at $1.00 per share. Each share of Class B Preferred Stock has voting rights equal to 100 shares of the Company's common stock. The holders of Class B shares are entitled to elect at least two directors to the Board of Directors of the Company. The holders of Class B Preferred Stock voting as a class will have the right to remove without cause at any time and replace any director such holders have elected.

Common Stock

The Company has 150,000,000 shares of authorized $0.001 par value common stock, of which 10,785,992 and 9,769,989 shares were issued and outstanding at July 31, 2005 and April 30, 2005, respectively.

During the three months ended July 31, 2005, the Company issued 37,465 shares of its common stock having a fair value of $10,700 for services. In addition, the Company is obligated to issue an additional 37,700 shares of its common stock under the terms of consulting agreements. The unissued common stock has a fair value of $10,794 which has been expensed and included in stockholders' equity. The Company also issued 125,771 shares of its common stock for services which had been performed prior to April 30, 2005 and whose value was included in stockholders' equity at April 30, 2005.

During the three months ended July 31, 2005, the Company issued 130,000 shares of its common stock having a fair value of $37,900 to investors under the terms of notes payable. In addition, the Company is obligated to issue an additional 50,586 shares of its common stock to investors under the terms of notes payable. The unissued common stock has a fair value of $16,187 which has been included in stockholders' equity. The Company also issued 105,267 shares of its common stock under the terms of notes payable for which the obligation of issuance arose prior to April 30, 2005 and whose value was included in stockholders' equity at April 30, 2005.

During the three months ended July 31, 2005, the Company issued 112,500 shares of its common stock having a fair value of $32,625 to investors in order to extend the due dates of notes payable. In addition, the Company is obligated to issue an additional 103,000 shares of its common stock to investors under the terms extensions of notes payable. The unissued common stock has a fair value of $29,120 which has been included in stockholders' equity. The Company also issued 105,000 shares of its common stock under the terms of extensions of notes payable for which the obligation of issuance arose prior to April 30, 2005 and whose value was included in stockholders' equity at April 30, 2005.

On July 29, 2005, the Company issued 400,000 shares of its common stock, valued at $128,000, to the shareholders of Viking in exchange for all of its outstanding shares (see Note 4).

Stock Options and Warrants

As of April 30, 2005, the Company had granted options to certain key employees to purchase 69,336 shares of the Company's common stock at purchase prices ranging from $4.50 to $6.90 per share. On August 25, 2005, 62,669 of the options expired without being exercised. The remaining 6,667 options expire on March 1, 2006 and are non-transferable.

On July 29, 2005, in conjunction with changes in the Company's executive management and board of directors, the Company issued options to purchase 4,000,000 of its common stock at $0.50 per share to certain of the Company's executive officers and directors. The options expire on July 29, 2015 and are fully vested. The fair value of the options was $1,280,000 on the date of grant, and such amount was charged to expense during the quarter ended July 31, 2005.

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

As of April 30, 2005, the Company had granted various other warrants to purchase 2,337,633 shares of its common stock at $0.50 per share. Such warrants expire on dates ranging from January 26, 2006 to April 27, 2007.

During the three months ended July 31, 2005, the Company issued warrants to purchase 245,293 shares of its common stock at $0.50 per share to investors under the terms of notes payable and for extensions to the maturity dates of notes payable. The warrants had a fair value of $69,294 and expire on dates ranging from May 2, 2007 to June 27, 2007.

Stock Appreciation Rights

On December 5, 2003, the Company granted stock appreciation rights on 1,000,000 shares of the Company's common stock to a former officer and director of the Company in exchange for the cancellation of $503,975 in debt. Such debt consisted of $397,092 in advances made to the Company and $106,883 in accrued salary. The stock appreciation rights were fully vested upon issuance, had a grant price of $0.10 per share and expire on December 5, 2013. The exercise price of the stock appreciation rights is equal to the average of the means between the high and low trading prices of the Company's common stock for the ten consecutive trading days immediately preceding the date of exercise. Upon the exercise of the stock appreciation rights, the grantee is due the difference between the exercise price and the grant price multiplied by the number of stock appreciation rights being exercised. The Company, at its sole option, may elect to pay the grantee in shares of the Company's common stock valued at the exercise price. The stock appreciation rights were valued at $240,000, on the date of grant, using the Black-Scholes option pricing model and were included in stockholders' equity at that time. The difference between the value of the stock appreciation rights and the debt cancelled has been recorded as a contribution of capital. As of July 31, 2005, there remain no stock appreciation rights to be exercised. The Company has elected to pay all of the stock appreciation rights by the issuance of the Company's common stock.

Note 9.  Related Party Transactions

From time to time, officers, directors and shareholders of the Company make unsecured advances to the Company. The Company made repayments of such advances in the amount of $12,500 and $7,500 during the three months ended July 31, 2005 and 2004, respectively. As of July 31, 2005, all such advances to the Company had been repaid.

The Company is obligated under a line of credit to an entity controlled by the brother of the Company's president. At July 31, 2005 and April 30, 2004, the balance due under line of credit was $3,624,707. The line of credit is secured by all of the Company's oil and natural gas properties and bears interest at the rate of 7.5%. Accrued interest on the line of credit totaled $68,522 at July 31, 2005. Under its terms, the line of credit accrues interest through October 31, 2005, at which time interest will be due monthly. Beginning in November 2006, the principal balance outstanding under the line of credit converts to a term note and is payable in 48 equal monthly installments along with current interest.

The Company was obligated under a production payment to an entity whose principal is the brother of the Company's president. On April 30, 2005, the balance due under such production payment, of $934,518, and accrued interest of $386,703 was transferred to the Company's line of credit with the same entity.

In March, 2004, the Company issued a $150,000 note payable to Mustang Island Gathering, LLC for indemnification of litigation settlement costs. Mustang Island Gathering, LLC purchases the natural gas produced from the Company's Mustang Island property, and the Company is an approximate 10% owner in the LLC. The note is payable in monthly installments, with interest at 4.5%, at the rate of $0.03 per MCF of natural gas purchased, beginning with April 2004 production. The balance due under the note was $88,692 and $96,220 at July 31, 2005 and April 30, 2005, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following is management's discussion and analysis of significant factors that have affected certain aspects of our financial position and operating results during the periods included in the accompanying unaudited condensed consolidated financial statements. This discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements included elsewhere in this Form 10-QSB and with Management's Discussion and Analysis of Financial Condition and Results of Operations and our audited consolidated financial statements included in our annual report on Form 10-KSB for the year ended April 30, 2005.

Forward-Looking Statements

     The statements contained in all parts of this document, including, but not limited to, those relating to our outlook, including any expectations regarding increases in our liquidity or available credit, our ability to access the capital markets to raise additional capital, our drilling plans, capital expenditures, future capabilities, the sufficiency of capital resources and liquidity to support working capital and capital expenditure requirements, reinvestment of cash flows, use of NOLs, tax rates, the outcome of litigation and audits, and any other statements regarding future operations, financial results, business plans, sources of liquidity and cash needs and other statements that are not historical facts are forward looking statements. When used in this document, the words "anticipate," "estimate," "expect," "may," "project," "believe," "budgeted," "intend," "plan," "potential," "forecast," "might," "predict," "should" and similar expressions are intended to be among the statements that identify forward looking statements. Such statements involve risks and uncertainties, including, but not limited to, those relating to the results of and our dependence on our exploratory and development drilling activities, the volatility of oil and natural gas prices, the need to replace reserves depleted by production, operating risks of oil and natural gas operations, our dependence on key personnel, our reliance on technological development and possible obsolescence of the technology currently used by us, the significant capital requirements of our exploration and development and technology development programs, the potential impact of government regulations and liability for environmental matters, results of litigation and audits, expansion of our capital budgets, our ability to manage our growth and achieve our business strategy, competition from larger oil and natural gas companies, the uncertainty of reserve information and future net revenue estimates, property acquisition risks and other factors detailed in this Form 10-QSB for the quarterly period ended July 31, 2005 and in our Form 10-KSB for the year ended April 30, 2005 and other filings with the SEC ("SEC"). Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. All subsequent written and oral forward-looking statements attributable to the Company or the persons acting on its behalf are expressly qualified in their entirety by the reference to these risks and uncertainties.

General Overview

     VTEX Energy, Inc., a Nevada corporation (the "Company"), is an independent oil and natural gas company engaged in acquiring, exploiting, developing and operating oil and natural gas properties, with a focus on Texas and Louisiana. The Company has two wholly owned subsidiaries, Vector Exploration, Inc. and Viking Petroleum International, PLC, and is headquartered in Houston, Texas.

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

                                                                Percent of          Percent of        Percent of
                                                              April 30, 2005          Revenue          Revenue
                                                             Estimated Future         Quarter          Quarter
                                                              Net Cash Flows           Ended            Ended
          Field                       Location               Discounted at 10%     July 31, 2005    July 31, 2004
          -----                       --------               -----------------     -------------    -------------
Bateman Lake               St. Mary Parish, Louisiana             66.62%               1.04%            16.50%

Mustang Island 818-L       State Waters Offshore Texas            33.38%              98.96%            83.50%


Results of Operations

Three Months Ended July 31, 2005 Compared to Three Months Ended July 31, 2004

     Oil and natural gas revenues for the three months ended July 31, 2005 decreased 55% to $199,714, compared to $441,807 for the same period in fiscal 2005. Production volumes for natural gas during the three months ended July 31, 2005 decreased 44%, to 34,174 Mcf, compared to 60,982 Mcf for the three months ended July 31, 2004. Average natural gas prices for the three months ended July 31, 2005 decreased 7% to $5.84 per Mcf, compared to $6.30 per Mcf for the same period in fiscal 2005. Production volumes for oil for the three months ended July 31, 2005 decreased 100% from 1,628 barrels produced during the three months ended July 31, 2004. Average oil prices for the three months ended July 31, 2004 were $35.21 per barrel. The decrease in oil and natural gas production was primarily due to the main oil producing wells at both the Bateman Lake Field and the Mustang Island Field being shut-in pending completion of certain repairs.

         The following table summarizes production volumes, average sales prices and operating revenues for the Company's oil and natural gas operations for the three months ended July 31, 2005 and 2004.

                                                                                2006 Quarter
                                                                          Compared to 2005 Quarter
                                 Three Months Ended July 31,       --------------------------------
                               --------------------------------       Increase         % Increase
                                    2005              2004            Decrease)        (Decrease)
                               --------------    --------------    --------------    --------------
Production volumes -
   Oil (Bbls)                           -                1,628      (      1,628)     (       100%)
   Natural Gas (MCF)                  34,174            60,982      (     26,808)     (        44%)
Average sales prices -
   Oil (per Bbl)               $        -        $       35.21     $(      35.21)     (       100%)
   Natural gas (per MCF)                5.84              6.30      (       0.46)     (         7%)
Operating revenue
   Oil                         $        -        $      57,321     $(     57,321)    $(       100%)
   Natural gas                       199,714           384,486      (    184,772)     (        48%)
                               --------------    --------------    --------------
                                     199,714           441,807      (    242,093)     (        55%)
                               ==============    ==============    ==============

     Production expenses for the three months ended July 31, 2005 decreased 25% to $139,313 compared to $185,294 for the same period in fiscal 2005. Production expense per equivalent unit increased to $4.08 per Mcfe for the three months ended July 31, 2005 compared to $2.62 in the same period in fiscal 2005. This increase in production expense per Mcfe is caused by the effect of fixed lease operating expenses combined with a decrease in production volumes.

     Depreciation and depletion expense decreased from $79,869 for the three months ended July 31, 2004 to $58,682 for the three months ended July 31, 2005. This 27% decrease was primarily due to a 52% decrease in Mcfe production volumes partially offset by a negative revision in reserve volume estimates since April 30, 2004 which increased the depletion rate on an Mcfe basis.

     General and Administrative expenses for the three months ended July 31, 2005 increased by $1,365,469 to $1,784,510 compared to $419,041 for the three months ended July 31, 2004. The increase was primarily due to the fair value of stock options issued to executive officers and directors of $1,280,000 which was expensed in the first quarter of fiscal 2006. The remaining increase in general and administrative expense is due to professional fees incurred by the Company which increased from $4,080 for the three months ended July 31, 2004 to $84,035 for the three months ended July 31, 2005. This increase is due primarily to increased cost of the Company's annual audit and quarterly reviews.

     Accretion expense for the three months ended July 31, 2005 increased by $1,255 to $23,105 compared to $21,850 for the three months ended July 31, 2004. This increase was due to the normal compound effect of the discount factor attributable to the Company's asset retirement obligation.

     Interest expense for the three months ended July 31, 2005 increased by 14% to $235,079 from $205,684 for the same period in fiscal 2005. The increase in interest expense was due primarily to an increase in weighted average debt from $3,529,616 for the three months ended July 31, 2004 to $5,843,577 for the three months ended July 31, 2005. The impact on interest expense resulting from the increase in debt was partially offset by a decrease in amortization of loan discount and deferred loan costs from $144,069 for the three months ended July 31, 2004 to $108,116 for the three months ended July 31, 2005.

Financial Condition and Capital Resources

     Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations. During the three months ended July 31, 2005 and 2004, the Company reported losses of approximately $2,038,000 and $464,000, respectively. The Company's continuing negative operating results have produced a working capital deficit of approximately $5,215,000 at July 31, 2005. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's long-term viability as a going concern is dependent upon the Company's ability to obtain sources of outside financing to support near term operations and to allow the Company to make strategic investments in new oil and natural gas prospects which will provide the Company the ability to increase revenue and profitability and sustain a cash flow level that will ensure support for continuing operations.

     For the past three months, the Company's oil and natural gas revenues have been sufficient to satisfy its oil and natural gas operating expenses and a portion of its general and administrative expenses. The Company has funded the remainder of its general and administrative expenses and the development of its oil and natural gas properties through additional borrowings under its lines of credit and through short term investor notes. Additional equity funding will be required in the near term to meet the capital needs of the Company. The Company is evaluating various financing alternatives such as the issuance of debt, private placements of its common and preferred stock, sales of interests in some of its oil and natural gas properties and joint ventures with industry partners. There is no guarantee that the Company will be successful in obtaining such financing, or that the terms of any financing obtained will be on terms favorable to the Company. Any inability of the Company to raise additional capital will limit the development of most of its oil and natural gas properties and may prevent the Company from meeting its cash requirements. If the wells which are currently being brought into production through development and workovers perform as expected additional cash flows may be available; however, there is no assurance that such cash flows will in fact be available or that the wells will, in fact, perform as expected. In the absence of such well performance or financing, the company will not be able to meet its financial obligations.

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

Financing Arrangements

     The Company has a $10.0 million revolving credit line with an entity controlled by the brother of the Company's president. The borrowing base under this revolving credit line is $3,624,707 at July 31, 2005, which is equal to the outstanding balance at that time and cannot be increased without the consent of the lender. The line of credit is secured by all of the Company's oil and natural gas properties and bears interest at the rate of 7.5%. Accrued interest on the line of credit totaled $68,522 at July 31, 2005. Under its terms, the line of credit accrues interest through October 31, 2005, at which time interest will be due monthly. Beginning in November 2006, the principal balance outstanding under the line of credit converts to a term note and is payable in 48 equal monthly installments along with current interest.

     On April 8, 2004, the Company entered into a $250,000 revolving credit agreement with Hibernia Bank. The note has been guaranteed by a private investor who received 100,000 shares of the Company's common stock with a fair value of $49,000 as consideration for such guarantee. The fair value of the common stock was expensed when incurred. Interest on this note is payable monthly at a floating rate of prime plus 1.097% (7.347% and 6.847% at July 31, 2005 and April 30, 2005, respectively.) The outstanding balance under the note, which was $246,537 at July 31, 2005 and April 30, 2005, is due upon demand.

     On June 21, 2005, the Company entered into a $500,000 revolving credit agreement with Bank of Texas. The note was guaranteed by a private investor who is to receive 200,000 shares of the Company's common stock and warrants to purchase 100,000 shares of the Company's common stock at $0.50. The value of the common stock and warrants, which is $88,490, has been included in deferred loan costs and is being amortized over the life of the loan. At July 31, 2005, the 200,000 shares of common stock remained unissued, however the fair value has been included in stockholders' equity. Interest on this note is payable quarterly at the prime rate, which was 6.00% at July 31, 2005. The note has a balance of $350,000 at July 31, 2005 and matures on June 20, 2006.

     The Company has outstanding production payments in the amount of $305,504 at July 31, 2005. The holders of such production payments have agreed to a temporary forbearance of the Company's obligation. If such forbearance is not continued, the Company will be required to remit the revenue from a substantial portion of the Company's production.

     From time to time the Company incurs notes payable to settle outstanding accounts payable and other liabilities, finance expenditures and generate working capital. The balances of such notes payable were $1,744,943 and $1,377,333 at July 31, 2005 and April 30, 2005, respectively.

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

Net Cash Provided by Operating Activities

     Cash flows used in operating activities were $772,176 for the three months ended July 31, 2005 as compared to $243,380 provided by operating activities for the three months ended July 31, 2004. This decrease was primarily due to the Company beginning to utilize some of the working capital raised by debt offerings to pay past operating costs which had been deferred, combined with a decrease in oil and natural gas revenues and an increase in professional fees incurred.

Net Cash Used in Investing Activities

     Cash flows provided by investing activities was $120,920 for the three months ended July 31, 2005 as compared to cash flows used by investing activities of $397,132 for the three months ended July 31, 2004. This increase was due primarily to a decrease of $423,227 in oil and natural gas capital expenditures incurred related to workovers and a recompletion performed on three wells in the Bateman Lake field. In addition, the Company had proceeds from the sale of oil and natural gas properties of $270,000 during the three months ended July 31, 2005.

Net Cash Provided by Financing Activities

     Net cash flows provided by financing activities totaled $694,971 for the three months ended July 31, 2005 primarily from borrowings under a new line of credit from a bank and notes payable to investors combined totaling $775,000 offset by debt repayments totaling $80,029. Net cash provided from financing activities totaled $134,993 for the three months ended July 31, 2004 primarily from borrowings under a new line of credit from a bank and notes payable to investors totaling $199,300 offset by the net repayments of debt totaling $64,307.

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

     We amortize natural gas and oil properties based on the unit-of-production method using estimates of proved reserve quantities. The amortizable base includes estimated future development costs and, where significant, dismantlement, restoration and abandonment costs, net of estimated salvage values. The depletion rates per Mcfe for the three months ended July 31, 2005 and 2004 were $1.60 and $1.07, respectively.

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

Oil and Natural Gas Reserve Estimates

     The reserve data included in this document for the fiscal year ended April 30, 2005 and thereafter are estimates prepared by D. Raymond Perry, Jr., Independent Petroleum Engineer. Reserve engineering is a subjective process of estimating underground accumulations of hydrocarbons that cannot be measured in an exact manner. The process relies on interpretation of available geologic, geophysical, engineering and production data. The extent, quality and reliability of this data can vary. The process also requires certain economic assumptions regarding drilling and operating expense, capital expenditures, taxes and availability of funds. The SEC mandates some of these assumptions such as oil and natural gas prices and the present value discount rate.

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

Acquisition of Oil and Natural Gas Properties

     On January 13, 2005, the Company executed a purchase and sale agreement with Arcoa Oil & Gas, Inc. ("Arcoa"), which was subsequently amended in March 2005. Under the terms of the agreement, as amended, Arcoa acquired a net profits interest in three wells on the Company's Bateman Lake property for up to $1,150,000. The net profits interest is initially payable out of 75% of the monthly cash flows, as defined, attributable to the Company's interest in such wells until payout, including a 12% rate of return. The net profits interest will then be reduced to 65% until the well has produced a total of $7 million of net cash flow to the Company's working interest. The net profits interest will be further reduced to 60% when the net cash flows attributable to the Company's working interest reaches a total of $9 million. At that time, the net profits interest will be reduced to 30% which will be the net profits percentage there after. To the extent that ARCOA elects to acquire a net profits interest of less than $1,150,000 the net profits amounts will be proportionately reduced. Further more, after June 1, 2006, ARCOA may elect to convert its net profits interest into common stock of the Company at a conversion rate of $1.25 per share. The value of the net profits interest will be determined based upon the net cash flows attributable to the reserves, discounted at 15%. ARCOA has until October, 10, 2005 to fund and close the transaction. However, such date may be extended by mutual agreement. The Company has received a total of $470,000 in payments from ARCOA through July 31, 2005 representing its purchase of net profits interests in certain oil and natural gas wells.

     On July 29, 2005, the Company completed the acquisition of all of the outstanding shares of Viking. Viking is a UK registered company with offices in London and owns a 26% interest in a company that owns the North Yorkshire gas fields  (an  extension  of the  Southern  North  Sea  Gas  Basin  onshore).  The
properties  include  licenses  covering   approximately  100,000  acres  onshore
including, four proved producing fields, two proved undeveloped fields and additional seismically mapped low risk exploration potential. Upon closing of this acquisition, the Company delivered 400,000 shares of its common stock, valued at $128,000, to Viking for distribution to its shareholders, with an obligation to deliver an additional 1.6 million shares of its common stock if certain defined goals are met or six months from the acquisition, unless there is a foreclosure on the assets of Viking's interest in the gas fields. Viking's interest in the gas fields is security for debt in Viking Petroleum UK, Limited. Such debt is not currently in default, however the Company has no assurance that an event of default will not occur. Due to what management of the Company believes to be the remote possibility that the contingent shares will not be issued, they have been valued at $512,000 and included as a component of the purchase price. Additionally, prior to the closing of the acquisition, the Company advanced $127,757 to Viking for working capital purposes. This amount is considered a component of the purchase price paid to acquire the stock of Viking. This transaction has been recorded using the purchase method of accounting and the results of operations from July 31, 2005 forward are recorded in the consolidated results of operations of the Company.

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

     There has been no change in our internal controls over financial reporting that occurred during the three months ended July 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.


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

     In May 2005, the Company issued 1,750 shares of its common stock to Arcoa Advisors, LLC in return for services valued at $700.

     In May 2005, the Company issued a total of 135,267 shares of its common stock to W. D. Moreland as consideration under the terms of a loan agreement and for the extension of the maturity date of a loan agreement.

     In May 2005, the Company issued a total of 115,000 shares of its common stock to the Bargus Partnership as consideration under the terms of a loan agreement and for the extension of the maturity date of a loan agreement.

     In May 2005, the Company issued 125,771 shares of its common stock to Marshall Smith in exchange for services performed in the prior year.

     In May 2005, the Company issued a total of 10,000 shares of its common stock to Stan Chason as consideration under the terms of a loan agreement.

     In June 2005, the Company issued 35,715 shares of its common stock to Larry
C. Wallace in return for services valued at $10,000.

     In June 2005, the Company issued a total of 132,500 shares of its common stock to Star Investments, Ltd as consideration under the terms of a loan agreement and for the extension of the maturity dates of loan agreements.

     In June 2005, the Company issued a total of 60,000 shares of its common stock to Select Properties, Ltd as consideration under the terms of a loan agreement and for the extension of the maturity date of a loan agreement.

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

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

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

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

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




     Date: September 28, 2005       By: /s/ Randal B. McDonald, Jr.
           ------------------           ---------------------------
                                        Randal B. McDonald, Jr.
                                        Chief Financial Officer

                                                                   Exhibit 32.1


                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of VTEX Energy, Inc. (the "Company") on Form 10-QSB for the period ending July 31, 2005 (the "Report"), I, Grant G. Emms, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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



/s/Grant G. Emms
----------------
Grant G. Emms
Chief Executive Officer
September 28, 2005

                                                                    Exhibit 32.2


                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of VTEX Energy, Inc. (the "Company") on Form 10-QSB for the period ending July 31, 2004 (the "Report"), I, Randal B. McDonald, Jr., Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1) The Report fully complies with the requirement of Section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

2) The information contained in the Report fairly presents, in all material respects, the Company's financial position and results of operations.



/s/Randal B. McDonald, Jr.
--------------------------
Randal B. McDonald, Jr.
Chief Financial Officer
September 28, 2005