Form 10QSB/A
period 2004-10-31
VTEX ENERGY INC
filed 2005-12-20
CIK 1036265

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB
                                 Amendment No.1

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

                                EXPLANATORY NOTE

     We are filing this amendment to our quarterly report for the quarter ended October 31, 2004 to correct certain errors in the Company's financial statements as of, and for the six months ended October 31, 2004 and 2003. Such errors were discovered in conjunction with the audit of the Company's financial statements as of and for the year ended April 30, 2005 and included the failure to record the correct amount of the asset retirement obligation ("ARO") in accordance with Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." In addition, corresponding amounts of ARO capitalized costs, depletion expense and accretion expense were also misstated for the six months ended October 31, 2004 and 2003. Additionally, the Company did not record certain property taxes owed and certain stock, warrant and option transactions which the Company was obligated to issue or grant. The effect of the restatement is described more fully in Note 2 of these financial statements

     For convenience and ease of review we are filing our quarterly report on Form 10-QSB/A Amendment No. 1 for the quarterly period ended October 31, 2004 in its entirety with the applicable changes necessary to reflect the adjustments described above. All information contained in this amended report, including the related notes to the consolidated financial statements are as of October 31, 2004 as originally included in our quarterly report on Form 10-QSB filed with the SEC on December 21, 2004.

                                      INDEX
                                                                      PAGE
 PART I. FINANCIAL INFORMATION
     Item 1. Financial Statements
          Consolidated Balance Sheets as of October 31, 2004 (Restated)
               and April 30, 2004                                      3
          Consolidated Statements of Operations for the Three Months
               Ended October 31, 2004 (Restated) and 2003 (Restated)   5
          Consolidated Statements of Operations for the Six Months
               Ended October 31, 2004 (Restated) and 2003 (Restated)   6
          Consolidated Statements of Cash Flow for the Six Months
               Ended October 31, 2004 (Restated) and 2003 (Restated)   7
          Notes to Consolidated Financial Statements                   8
     Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         18
     Item 3. Procedures and Controls                                  25

PART II. OTHER INFORMATION
     Item 1. Legal Proceedings                                        26
     Item 2. Changes in Securities and Use of Proceeds                26
     Item 3. Defaults Upon Senior Securities                          27
     Item 4. Submission of Matters to a Vote of Security Holders      27
     Item 5. Other Information                                        27
     Item 6. Exhibits and Reports on Form 8-K                         27

SIGNATURES                                                            28

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                VTEX ENERGY, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                October 31, 2004  April 30, 2004
                                                 --------------   --------------
                                                   Unaudited
                                                    Restated
                                                    --------

    ASSETS

 CURRENT ASSETS
    Cash                                         $      76,343    $     156,575
    Certificates of deposit                             98,917           75,000
    Accounts receivable, trade                          84,019          165,262
    Joint interest billings receivable                  64,784           25,865
    Note receivable                                       -              67,000
    Advances to related parties                           -              10,000
    Deferred offering costs                             53,631             -
    Other current assets                               238,370           82,051
                                                 --------------   --------------
         Total current assets                          616,064          581,753
                                                 --------------   --------------

 OIL AND NATURAL GAS PROPERTIES - Full
    cost method of accounting                       17,969,159       16,996,853

    Less accumulated depletion,
       depreciation and amortization              (  1,440,665)    (  1,310,150)
                                                 --------------   --------------
          Oil and natural gas
             properties, net                        16,528,494       15,686,703
                                                 --------------   --------------

 OTHER ASSETS
    Other property and equipment, net of
       accumulated depreciation of $100,143
       and $91,720 at October 31, 2004 and
       April 30, 2004, respectively                     45,423           34,941
    Long term accounts receivable (net of
       allowance for doubtful accounts of
       $135,119 at October 31, 2004 and
       April 30, 2004)                                    -              28,000
    Deferred loan costs, net of accumulated
       amortization of $317,970 and $126,750
       at October 31, 2004 and April 30, 2004,
       respectively                                      9,178          134,350
    Other assets                                        46,750           19,277
                                                 --------------   --------------
          Total other assets                           101,351          216,568
                                                 --------------   --------------
TOTAL ASSETS                                     $  17,245,909    $  16,485,024
                                                 ==============   ==============




               The accompanying notes are an integral part of the
                        consolidated financial statements

                                VTEX ENERGY, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                October 31, 2004  April 30, 2004
                                                 --------------   --------------
                                                   Unaudited
                                                    Restated
                                                    --------


    LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
    Line of credit - related party               $   1,839,143    $   1,839,143
    Line of credit - bank                              246,537          100,000
    Notes payable, net of discount of $132,872
       at October 31, 2004                             761,786          306,092
    Production payments payable - related party        934,518          934,518
    Production payments payable                        254,000          254,000
    Accounts payable - trade                           969,420          805,533
    Royalties payable                                  753,611          654,191
    Working interest revenues payable                   64,801           94,232
    Taxes payable                                      201,728          201,478
    Advances from related parties                      244,906          252,406
    Accrued interest                                   608,360          486,043
                                                 --------------   --------------
          Total current liabilities                  6,878,810        5,927,636
                                                 --------------   --------------

 NONCURRENT LIABILITIES
    Asset retirement obligations                     1,209,440        1,165,330
                                                 --------------   --------------
          Total noncurrent liabilities               1,209,440        1,165,330
                                                 --------------   --------------

COMMITEMENTS AND CONTINGENCIES                           -                -

 STOCKHOLDERS' EQUITY
    Preferred stock class A-1, cumulative
       convertible; $0.001 par value per
       share, 3,000 shares authorized;
       no shares issued or outstanding                    -                -
    Preferred stock class AA-1, cumulative
       convertible; $0.01 par value per
       share, 500,000 shares authorized;
       395,879 shares issued and outstanding             3,959            3,959
    Preferred stock class B, noncumulative
       nonconvertible; $0.001 par value per
       share, 500,000 shares authorized;
       500,000 shares issued and outstanding              500               500
    Common stock, $0.001 par value per share;
       150,000,000 shares authorized; 6,824,240
       and 5,848,681 shares issued and
       outstanding at October 31, 2004 and
       April 30, 2004, respectively                      6,824            5,849
    Additional paid-in capital                      31,464,541       29,976,623
    Accumulated deficit                           ( 22,318,165)    ( 20,594,873)
                                                 --------------   --------------
          Total stockholders' equity                 9,157,659        9,392,058
                                                 --------------   --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $  17,245,909    $  16,485,024
                                                 ==============   ==============





               The accompanying notes are an integral part of the
                       consolidated financial statements

                                VTEX ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                 Three Months Ended October 31,
                                                 -------------------------------
                                                      2004             2003
                                                      ----             ----
                                                    Restated         Restated
                                                    --------         --------

REVENUES
   Oil sales                                     $        -    $         38,735
   Natural gas sales                                   309,379          270,311
                                                 --------------   --------------
         Total Revenues                                309,379          309,046
                                                 --------------   --------------

EXPENSES
   Production taxes                                     33,233           37,014
   Lease operating expense                             119,075          160,278
   Depletion expense                                    54,722           40,278
   General and administrative expense                1,133,801          190,102
   Accretion expense                                    22,260           20,326
                                                 --------------   --------------
         Total operating expenses                    1,363,091          447,998
                                                 --------------   --------------

OTHER INCOME (EXPENSE)
   Other income                                            992              358
   Interest expense                               (    207,070)    (     52,050)
                                                 --------------   --------------
         Total other income (expense)             (    206,078)    (     51,692)
                                                 --------------   --------------

NET LOSS                                         $(  1,259,790)   $(    190,644)
                                                 ==============   ==============

NET LOSS PER SHARE - Basic and Diluted           $(       0.17)   $(       0.04)
                                                 ==============   ==============

WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING                                7,393,863        4,580,217
                                                 ==============   ==============




               The accompanying notes are an integral part of the
                       consolidated financial statements

                                VTEX ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                   Six Months Ended October 31,
                                                 -------------------------------
                                                      2004             2003
                                                      ----             ----
                                                    Restated         Restated
                                                    --------         --------

REVENUES
   Oil sales                                     $      57,321    $     179,585
   Natural gas sales                                   693,865          533,129
                                                 --------------   --------------
         Total Revenues                                751,186          712,714
                                                 --------------   --------------

EXPENSES
   Production taxes                                     78,535           73,694
   Lease operating expense                             259,067          384,565
   Depletion expense                                   130,515           56,165
   General and administrative expense                1,556,918          633,971
   Accretion expense                                    44,110           40,652
                                                 --------------   --------------
         Total operating expenses                    2,069,145        1,189,047
                                                 --------------   --------------
OTHER INCOME (EXPENSE)
   Other income                                          7,421              624
   Interest expense                               (    412,754)    (    109,305)
                                                 --------------   --------------
         Total other income (expense)             (    405,333)    (    108,681)
                                                 --------------   --------------
Loss Before Cumulative Effect of Change
   in Accounting Principle                        (  1,723,292)    (    585,014)
Cumulative Effect of Change in Accounting
   Principle                                              -        (    275,533)
                                                 --------------   --------------
NET LOSS                                         $(  1,723,292)   $(    860,547)
                                                 ==============   ==============

NET LOSS PER SHARE - Basic and Diluted
   Loss Before Cumulative Effect of Change
      in Accounting Principle                    $(       0.25)   $(       0.11)
   Cumulative Effect of Change in Accounting
      Principle                                            -       (       0.05)
                                                 --------------   --------------
   Net Loss                                      $(       0.25)   $(       0.16)
                                                 ==============   ==============

WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING                                6,917,852        5,263,235
                                                 ==============   ==============




               The accompanying notes are an integral part of the
                       consolidated financial statements

                                VTEX Energy, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)


                                                   Six Months Ended October 31,
                                                 -------------------------------
                                                      2004             2003
                                                      ----             ----
                                                    Restated         Restated
                                                    --------         --------

 CASH FLOWS FROM OPERATING ACTIVITIES
    Net Loss                                     $(  1,723,292)   $(    860,547)
    Adjustments to reconcile net loss to net
       cash provided by operating activities
          Cumulative effect of change in
             accounting principle                         -             275,533
          Depletion expense                            130,515           56,165
          Amortization expense                         279,798             -
          Depreciation expense                           8,423            6,521
          Bad debt expense                              28,000             -
          Accretion expense                             44,110           40,652
          Common stock issued for services             972,652          355,577
          Common stock issued to settle
             accounts payable                           13,743             -
          Advances to related party applied to
             travel costs                               79,537             -
    Changes in operating assets and liabilities
          Accounts receivable, trade                    42,324     (     43,947)
          Other assets                                  31,208             -
          Accounts payable - trade                     163,887          122,568
          Royalties and working interest
             revenues payable                           69,989          296,842
          Other current liabilities                    122,567          116,088
                                                 --------------   --------------
Net cash provided by operating activities              263,461          365,452
                                                 --------------   --------------

 CASH FLOWS FROM INVESTING ACTIVITIES
    Investment in certificates of deposit         (     23,917)            -
    Oil and natural gas capital expenditures      (    972,306)    (    132,203)
    Purchase of property and equipment, other     (     18,905)
    Payments received on note receivable                67,000             -
    Advances to related party                     (    114,537)            -
    Payments received on advances to
       related party                                    45,000             -
                                                 --------------   --------------
Net cash used in investing activities             (  1,017,665)    (    132,203)
                                                 --------------   --------------

 CASH FLOWS FROM FINANCING ACTIVITIES
    Borrowings on notes payable                        700,000           14,948
    Repayments of notes payable                   (    111,434)    (    122,171)
    Borrowings on lines of credit                      149,300             -
    Repayments of lines of credit                 (      2,763)    (     50,000)
    Repayments of advances from related parties   (      7,500)    (     37,500)
    Deferred offering costs incurred              (     53,631)            -
    Issuance of common stock                              -              63,750
                                                 --------------   --------------
Net cash provided by (used in)
   financing activities                                673,972     (    130,973)
                                                 --------------   --------------

 NET DECREASE IN CASH
    AND CASH EQUIVALENTS                          (     80,232)         102,276

 CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD                                156,575           14,542
                                                 --------------   --------------

 CASH AND CASH EQUIVALENTS,
    END OF PERIOD                                $      76,343    $     116,818
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

Going Concern

For the year ended April 30, 2004 our independent registered public accounting firm issued a going concern opinion. As shown in the financial statements, the Company has historically incurred net losses from operations and has incurred net losses of approximately $1,723,000 and $861,000 for the six months ended October 31, 2004 and 2003, respectively, and losses are expected to be incurred in the near term. Current liabilities exceeded current assets by approximately $6,263,000 and $5,346,000 at October 31, 2004 and April 30, 2004, respectively, and the accumulated deficit is approximately $22,318,000 at October 31, 2004. Amounts outstanding and payable to creditors are in arrears and the Company is in negotiations with creditors to obtain extensions and settlements of outstanding amounts. Management anticipates that significant additional expenditures will be necessary to develop the Company's properties, which consist primarily of proved reserves that are non-producing, before significant positive operating cash flows will be achieved. Without outside investment from the sale of equity securities or debt financing our ability to execute our business plan will be limited. These factors are an indication that the Company may be unable to continue in existence.

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

Restatement

We are filing this amendment to our quarterly report for the quarter ended October 31, 2004 to correct certain errors in the Company's financial statements as of, and for the six months ended October 31, 2004 and 2003. Such errors were discovered in conjunction with the audit of the Company's financial statements as of and for the year ended April 30, 2005 and included the failure to record the correct amount of the asset retirement obligation ("ARO") in accordance with Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." In addition, corresponding amounts of ARO capitalized costs, depletion expense and accretion expense were also misstated for the three and six months ended October 31, 2004 and 2003. Additionally, the Company did not record certain property taxes owed and certain stock, warrant and option transactions which the Company was obligated to issue or grant. The effect of this restatement was to increase the net loss for the three months ended October 31, 2004 and 2003 by $924,291 and $16,568, respectively, or $0.12 per share and $0.00 per share for the three months ended October 31, 2004 and 2003, respectively. The effect of this restatement was to increase the net loss for the six months ended October 31, 2004 and 2003 by $1,081,680 and $156,220, respectively, or $0.15 and $0.03 per share, respectively. These adjustments reduced total stockholders' equity by $293,563 as of October 31, 2004.

For convenience and ease of review we are filing our quarterly report on Form 10-QSB/A Amendment No. 1 for the quarterly period ended October 31, 2004 in its entirety with the applicable changes necessary to reflect the adjustments described above. All information contained in this amended report, including the related notes to the consolidated financial statements are as of October 31, 2004 as originally included in our quarterly report on Form 10-QSB filed with the SEC on December 21, 2004. Where applicable, corresponding notes have been adjusted to conform to this restatement.

The following is a comparison of the previously reported and restated amounts for the Consolidated Balance Sheet and Consolidated Statement of Operations as of and for the six months ended October 31, 2004.

                                             As Reported     Adjustment      As Restated
                                             ------------   ------------    ------------
        Consolidated Balance Sheet
        --------------------------
Oil and natural gas properties               $ 17,855,420   $    113,739    $ 17,969,159
Accumulated depletion,
   depreciation and amortization              ( 1,471,582)        30,916     ( 1,440,665)
Oil and natural gas properties, net            16,383,838        144,656      16,528,494
Deferred loan costs                               215,429    (   206,251)          9,178
Total other assets                                307,602    (   206,251)        101,351
Total assets                                   17,307,504    (    61,595)     17,245,909
Notes payable                                     894,658    (   132,872)        761,786
Accounts payable - trade                          809,033        160,387         969,420
Total current liabilities                       6,851,295         27,515       6,878,810
Asset retirement obligations                    1,004,987        204,453       1,209,440
Total noncurrent liabilities                    1,004,987        204,453       1,209,440
Additional paid-in capital                     30,389,794      1,074,747      31,464,541
Accumulated deficit                           (20,949,855)   ( 1,368,310)    (22,318,165)
Total stockholders' equity                      9,451,222    (   293,563)      9,157,659
Total liabilities and
   stockholders' equity                      $ 17,307,504   $(    61,595)   $ 17,245,909

   Consolidated Statement of Operations
   ------------------------------------
Lease operating expense                      $    250,549   $      8,518    $    259,067
General and administrative expense                743,014        813,904       1,556,918
Accretion expense                                  64,650    (    20,540)         44,110
Total operating expense                         1,267,263        801,882       2,069,145
Interest expense                                  132,956        279,798         412,754
Total other expense, net                          125,535        279,798         405,333
Net loss                                     $(   641,612)  $( 1,081,680)   $( 1,723,292)
Loss per share                               $(      0.10)  $(      0.15)   $(      0.25)

The following is a comparison of the previously reported and restated amounts for the Consolidated Statement of Operations for the six months ended October 31, 2003.

                                             As Reported     Adjustment      As Restated
                                             ------------   ------------    ------------
   Consolidated Statement of Operations
   ------------------------------------
Lease operating expense                      $    297,574   $     86,991    $    384,565
Depletion expense                                  90,993    (    34,828)         56,165
Accretion expense                                  26,614         14,038          40,652
Total operating expense                         1,122,846         66,201       1,189,047
Loss before cumulative effect of
   change in accounting principle             (   518,813)   (    66,201)    (   585,014)
Cumulative effect of change in
   accounting principle                       (   185,514)   (    90,019)    (   275,533)
Net loss                                     $(   704,327)  $(   156,220)   $(   860,547)
Loss per share -
   Before cumulative effect of
      change in accounting principle         $(      0.10)  $(      0.01)   $(      0.11)
   Cumulative effect of change in
      accounting principle                   $(      0.03)  $(      0.02)   $(      0.05)
   Net loss                                  $(      0.13)  $(      0.03)   $(      0.16)

The following is a comparison of the previously reported and restated amounts for the Consolidated Statement of Operations for the three months ended October 31, 2004.

                                              As Reported     Adjustment      As Restated
                                             ------------   ------------    ------------
   Consolidated Statement of Operations
   ------------------------------------
Lease operating expense                      $    114,816   $      4,259    $    119,075
General and administrative expense                353,261        780,540       1,133,801
Accretion expense                                  18,497          3,763          22,260
Total operating expense                           574,529        788,562       1,363,091
Interest expense                                   71,341        135,729         207,070
Total other expense, net                           70,349        135,729         206,078
Net loss                                     $(   335,499)  $(   924,291)   $( 1,259,790)
Net loss per share - basic and diluted       $(      0.05)  $(      0.12)   $(      0.17)


The following is a comparison of the previously reported and restated amounts for the Consolidated Statement of Operations for the three months ended October 31, 2003.

                                            As Reported     Adjustment      As Restated
                                             ------------   ------------    ------------
   Consolidated Statement of Operations
   ------------------------------------
Lease operating expense                      $    148,902   $     11,376    $    160,278
Depletion expense                                  42,105    (     1,827)          40,278
Accretion expense                                  13,307          7,019          20,326
Total operating expense                           431,430         16,568         447,998
Net loss                                     $(   174,076)  $(    16,568)   $(   190,644)

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

Oil and Natural Gas Properties

The Company follows the full cost method of accounting for its oil and natural gas properties. All costs associated with property acquisition, exploration, and development activities are capitalized in a single cost center located within the United States. Internal costs directly identified with the acquisition, exploration and development activities of the Company are also capitalized. Capitalized costs are amortized on the unit-of-production basis using proved oil and natural gas reserves. Capitalized costs are subject to a "ceiling test" and limited to the present value of estimated future net revenues less estimated future expenditures using a discount factor of ten percent. Should capitalized costs exceed the present value of our reserves discounted at ten percent the excess is charged to operations. Once incurred, an impairment of oil and natural gas properties is not recoverable at a later date. Impairment of oil and natural gas properties is assessed on a quarterly basis in conjunction with our quarterly filings with the SEC. Sales of proved and unproved oil and natural gas properties are treated as reductions of the capitalized cost pool, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves. At October 31, 2004 and April 30, 2004, there were no costs of unproved properties or major development projects included in the capitalized cost pool. The depletion rates per Mcfe for the three and six months ended October 31, 2004 and 2003 were $1.00 and $1.04 and $0.62 and $0.40, respectively.

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

Loss Per Share

Loss per share has been calculated using the weighted average number of shares outstanding. Outstanding warrants and other potentially dilutive securities have been excluded from the calculation of loss per share, as their effect would be anti-dilutive due to the Company incurring a net loss for all periods presented. Additionally, included in weighted average shares outstanding are 1,043,249 shares the Company is obligated to issue at October 31, 2004, of which the weighted average effect of such shares totals 746,766 and 532,514 for the three and six months ended October 31, 2004, respectively. At October 31, 2004, there are 250,000 warrants that are potentially dilutive common shares. There were no potentially dilutive common shares at October 31, 2003.

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


         Supplemental Disclosures of Cash Flow Information:
                                                           2004         2003
                                                           ----         ----
                                                         Restated
                                                         --------
Cash Payments
   Interest                                           $    10,639   $     8,668

Noncash financing activities
   Common stock issued for services                   $   972,652   $   355,577
   Common stock and warrants issued to note holders
      recorded as deferred loan costs                 $    66,048   $      -
   Common stock and warrants issued to note holders
      recorded as debt discount                       $   221,449   $      -
   Common stock issued to settle accounts payable     $    13,743   $      -
   Common stock warrants issued for option to
      purchase oil and natural gas properties         $   215,000          -

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

Note 5.  Debt

Total debt at October 31, 2004 and April 30, 2004 consists of the following:

                                        October 31, 2004   April 30, 2004
                                         --------------    --------------
                                            (Restated)

       Lines-of-credit                   $   2,085,680     $   1,939,143
       Production payments payable           1,188,518         1,188,518
       Other notes payable                     761,786           306,092
                                         --------------    --------------
                                             4,035,984         3,433,753
       Less current portion             (    4,035,984)     (  3,433,753)
                                        ---------------    --------------
                                        $        -         $      -
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

During October and November of 2003, the Company issued a series of 12% notes totaling $40,000 to investors for working capital loans. The Company also issued the investors 40,000 shares of its common stock. The stock issued was recorded at its fair market value of $27,600 and treated as deferred loan cost which is being amortized over six months. The notes were due on dates ranging from April 29, 2004 to May 26, 2004. The Company subsequently reached agreement with the investors to extend the due dates of the notes to dates ranging from April 29, 2005 to May 26, 2005 in return for the issuance of 28,250 shares of its common stock and warrants to purchase 5,000 of its common stock at $0.50 per share which expire on dates ranging from April 29, 2006 to May 26, 2006. The stock and warrants were recorded at their fair market value of $17,048 and treated as deferred loan cost which is being amortized over the terms of the extensions. As of October 31, 2004, the common stock had not been issued, however their fair value has been included in stockholders' equity.

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

During the period June through September of 2004, the Company issued a series of 12% notes totaling $700,000 to investors for working capital purposes. The Company also provided for the issuance to the investors of 300,000 shares of its common stock and warrants to purchase 150,000 shares of the Company's common stock at $0.50 per share which expire on dates ranging from June 18, 2006 to September 8, 2006. The stock and warrants were recorded at their fair market value of $221,449 and treated as a debt discount which is being amortized over the terms of the notes. The unamortized debt discount is $132,872 at October 31, 2004. As of October 31, 2004, 140,000 shares of the common stock had not been issued, however their fair value has been included in stockholders' equity.

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

The following table describes all changes to the Company's ARO liability:

                                                 Six Months Ended October 31,
                                              ----------------------------------
                                                    2004              2003
                                                    ----              ----
                                                 (Restated)        (Restated)
                                                 ----------        ----------

Beginning asset retirement obligations        $   1,165,330     $     1,084,028
   Accretion expense                                 44,110              40,652
                                              --------------    ----------------
Ending asset retirement obligations           $   1,209,440     $     1,124,680
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

During the six months ended October 31, 2004, the Company incurred obligations to issue 825,000 shares of common stock to consultants for services having a fair value of $394,749. As of October 31, 2004, these shares had not been issued, but their fair value has been included in stockholders' equity.

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

During the six months ended October 31, 2004, the Company issued warrants to purchase 155,000 shares of its common stock at $0.50 per share to investors under the terms of notes payable. The warrants had a fair value of $74,594 and expire on dates ranging from June 18, 2006 to September 8, 2006.

During the six months ended October 31, 2004, the Company issued warrants to purchase 500,000 shares of its common stock at $0.50 per share under the terms of an option agreement to purchase oil and natural gas properties. The warrants had a fair value of $215,000 and expire on July 13, 2009.

During the six months ended October 31, 2004, the Company issued warrants to purchase 1,000,000 shares of its common stock at $0.50 per share to consultants for services. The warrants had a fair value of $504,100 and expire on October 12, 2006.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following is management's discussion and analysis of significant factors that have affected certain aspects of our financial position and operating results during the periods included in the accompanying unaudited condensed consolidated financial statements. This discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements included elsewhere in this Form 10-QSB/A Amendment No. 1 and with Management's Discussion and Analysis of Financial Condition and Results of Operations and our audited consolidated financial statements for the year ended April 30, 2004, as amended, included in our annual report on Form 10-KSB for the year ended April 30, 2004 filed with the SEC on August 15, 2005.

Forward-Looking Statements

     The statements contained in all parts of this document, including, but not limited to, those relating to our outlook, including any expectations regarding increases in our liquidity or available credit, our ability to access the capital markets to raise additional capital, our drilling plans, capital expenditures, future capabilities, the sufficiency of capital resources and liquidity to support working capital and capital expenditure requirements, reinvestment of cash flows, use of NOLs, tax rates, the outcome of litigation and audits, and any other statements regarding future operations, financial results, business plans, sources of liquidity and cash needs and other statements that are not historical facts are forward looking statements. When used in this document, the words "anticipate," "estimate," "expect," "may," "project," "believe," "budgeted," "intend," "plan," "potential," "forecast," "might," "predict," "should" and similar expressions are intended to be among the statements that identify forward looking statements. Such statements involve risks and uncertainties, including, but not limited to, those relating to the results of and our dependence on our exploratory and development drilling activities, the volatility of oil and natural gas prices, the need to replace reserves depleted by production, operating risks of oil and natural gas operations, our dependence on key personnel, our reliance on technological development and possible obsolescence of the technology currently used by us, the significant capital requirements of our exploration and development and technology development programs, the potential impact of government regulations and liability for environmental matters, results of litigation and audits, expansion of our capital budgets, our ability to manage our growth and achieve our business strategy, competition from larger oil and natural gas companies, the uncertainty of reserve information and future net revenue estimates, property acquisition risks and other factors detailed in this Form 10QSB/A Amendment No. 1 for the quarterly period ended October 31, 2004 and our audited consolidated financial statements for the year ended April 30, 2004, as amended, included in our annual report on Form 10-KSB filed with the SEC on August 15, 2005 and other filings with the SEC. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. All subsequent written and oral forward-looking statements attributable to the Company or the persons acting on its behalf are expressly qualified in their entirety by the reference to these risks and uncertainties.

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

                                                                                2004 Period
                                                                          Compared to 2003 Period
                                Three Months Ended October 31,     --------------------------------
                               --------------------------------       Increase         % Increase
                                    2004              2003            Decrease)         (Decrease)
                               --------------    --------------    --------------    --------------
Production volumes -
   Oil (Bbls)                           -                1,449      (      1,449)     (       100%)
   Natural Gas (MCF)                  54,479            56,420      (      1,941)     (         3%)
Average sales prices -
   Oil (per Bbl)               $        -        $       26.73     $(      26.73)     (       100%)
   Natural gas (per MCF)                5.68              4.79              0.89               19%
Operating revenue
   Oil                         $        -        $      38,735     $(     38,735)     (       100%)
   Natural gas                       309,379           270,311            39,068               14%
                               --------------    --------------    --------------
                               $     309,379     $     309,046     $         333              -
                               ==============    ==============    ==============

     Production expenses decreased by $44,984 to $152,308 for the three months ended October 31, 2004 compared to the three months ended October 31, 2003. This 23% decrease was primarily due to a decrease in ad valorem taxes relating to the Company's working interest in the Mustang Island property as a result of negotiations with the taxing authorities. Production expense per equivalent unit showed a corresponding $0.23 decrease to $2.80 per Mcfe for the three months ended October 31, 2004 compared to $3.03 in the same period in fiscal 2004.

     Depletion expense increased from $40,278 for the three months ended October 31, 2003 to $54,722 for the three months ended October 31, 2004. This 36% increase was primarily due to a negative revision in reserve volume estimates since April 30, 2003 partially offset by a 16% decrease in Mcfe production volumes.

     General and Administrative expenses for the thee months ended October 31, 2004 increased by $943,699 to $1,133,801 compared to $190,102 for the three months ended October 31, 2003. The increase was primarily due to an increase in consulting fees incurred by the Company which increased by $833,748 for the three months ended October 31, 2004.

     Accretion expense for the three months ended October 31, 2004 increased by $1,934 to $22,260 compared to $20,326 for the three months ended October 31, 2003. This increase was due to the normal compound effect of the discount factor.

     Interest expense for the three months ended October 31, 2004 increased by 298% to $207,070 from $52,050 for the same period in fiscal 2004. The increase was due primarily to the addition of a $250,000 line of credit with a bank in April 2004, the addition of $700,000 in notes payable to investors during the current fiscal year and an increase in amortization of loan discount and deferred loan costs of $135,729 relating to the notes payable issued to investors during the current fiscal quarter.

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

                                                                               2004 Period
                                                                         Compared to 2003 Period
                                Six  Months Ended October 31,      --------------------------------
                               --------------------------------       Increase         % Increase
                                    2004              2003            Decrease)         (Decrease)
                               --------------    --------------    --------------    --------------
Production volumes -
   Oil (Bbls)                          1,628             6,262      (      4,634)    (         74%)
   Natural Gas (MCF)                 115,461           102,394            13,067               13%
Average sales prices -
   Oil (per Bbl)               $       35.21     $       28.68     $        6.53               23%
   Natural gas (per MCF)                6.01              5.21              0.80               15%
Operating revenue
   Oil                         $      57,321     $     179,585     $(    122,264)     (        68%)
   Natural gas                       693,865           533,129           160,736               30%
                               --------------    --------------    --------------
                               $     751,186     $     712,714     $      38,472                5%
                               ==============    ==============    ==============

     Production expenses decreased by $120,657 to $337,602 for the six months ended October 31, 2004 compared to the six months ended October 31, 2003. This 26% decrease was primarily due to a decrease in ad valorem taxes relating to the Company's working interest in the Mustang Island property as a result of negotiations with the taxing authorities. Production expense per equivalent unit showed a corresponding $0.57 decrease to $2.70 per Mcfe for the six months ended October 31, 2004 compared to $3.27 in the same period in fiscal 2004.

     Depletion expense increased from $56,165 for the six months ended October 31, 2003 to $130,515 for the six months ended October 31, 2004. This 132% increase was primarily due to a negative revision in reserve volume estimates since April 30, 2003 partially offset by a 11% decrease in Mcfe production volumes.

     General and Administrative expenses for the six months ended October 31, 2004 increased by $922,947 to $1,556,918 compared to $633,971 for the six months ended October 31, 2003. The increase was primarily due to an increase in consulting fees incurred by the Company which increased by $1,045,636 during the six months ended October 31, 2004.

     Accretion expense for the six months ended October 31, 2004 increased by $3,458 to $44,110 compared to $40,652 for the six months ended October 31, 2003. This increase was due to the normal compound effect of the discount factor.

     Interest expense for the six months ended October 31, 2004 increased by 278% to $412,754 from $109,305 for the same period in fiscal 2004. The increase was due primarily to the addition of a $250,000 line of credit with a bank in April 2004, the addition of $700,000 in notes payable to investors during the current fiscal year and an increase in amortization of loan discount and deferred loan costs relating to the notes payable issued to investors during the current fiscal year totaling $279,798.

     We adopted SFAS No. 143 effective May 1, 2003 and recorded a cumulative effect of change in accounting principle of $275,533 during the six months ended October 31, 2003.

Financial Condition and Capital Resources

     Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations. During the six months ended October 31, 2004 and 2003, the Company reported losses of $1,723,292 and $860,547, respectively. The Company's continuing negative operating results have produced a working capital deficit of $6,262,746 at October 31, 2004. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's long-term viability as a going concern is dependent upon the Company's ability to obtain sources of outside financing to support near term operations and to allow the Company to make strategic investments in new oil and natural gas prospects which will provide the Company the ability to increase profitability and sustain a cash flow level that will ensure support for continuing operations.

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

     From time to time the Company incurs notes payable to settle outstanding accounts payable and other liabilities, finance expenditures and generate working capital. The balances of such notes payable were $761,786, net of a discount of $132,872, and $306,092 at October 31, 2004 and April 30, 2004,
respectively.

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

Net Cash Provided by Operating Activities

     Cash flows provided by operating activities were $263,461 for the six months ended October 31, 2004 as compared to $365,452 for the six months ended October 31, 2003. This decrease was primarily due to the Company paying a substantial portion of ongoing operating expenses on a current basis which in the past were deferred for a longer period of time. Working capital decreased $491,551 during the six months ended October 31, 2003 compared to a decrease of working capital of $429,975 for the six months ended October 31, 2004. The Company's loss before cumulative effect of change in accounting principle increased to $1,723,292 for the six months ended October 31, 2004 from $585,014 for the six months ended October 31, 2003.

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

Net Cash Provided by Financing Activities

     Net cash flows provided by financing activities totaled $673,972 for the six months ended October 31, 2004 primarily from borrowings under a new line of credit from a bank and notes payable to investors totaling $700,000 offset by repayments of debt of $121,697 and deferred offering costs incurred on debt raises of $53,631. Net cash used by financing activities totaled $130,973 for the six months ended October 31, 2003 primarily from repayments of debt totaling $172,171 which were partially offset by sales of the Company's common stock totaling $63,750.

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

     We amortize natural gas and oil properties based on the unit-of-production method using estimates of proved reserve quantities. The amortizable base includes estimated future development costs and, where significant, dismantlement, restoration and abandonment costs, net of estimated salvage values. The depletion rates per Mcfe for the three and six months ended October 31, 2004 and 2003 were $1.00 and $0.62 and $1.04 and $0.40, respectively.

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

     The Company currently employs one person in the accounting department (the Chief Financial Officer) who is responsible for the day to day accounting and SEC reporting function of the Company. Daily transactions are accounted for, reconciled and processed to our accounting records solely by this person. This is considered a material weakness due to lack of segregation of responsibilities. The lack of resources in the accounting and reporting function of our internal controls also resulted in the Company not being able to file its quarterly financial statements during the year ended April 30, 2005 and for the quarterly period ended July 31, 2005 on a timely basis. As of the date of this filing the Company is compliant in all of its SEC required filings. Furthermore, during the course of completing the audit for the year ended April 30, 2005, several accounting adjustments were identified requiring adjustments to the current year and restatement of the financial statements for the year ended April 30, 2004 and to various of its Form 10-QSBs for each respective year. PART

     As a result of the items mentioned above, the Company has a material weakness in its internal control over the financial reporting and disclosure function due to the lack accounting resources available for the daily processing of transactions and account reconciliations and the reporting of our financial statements within the appropriate filings in the time required. This void in available accounting resources increases the likelihood to more than remote that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected in a timely manner.

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

                         VTEX Energy, Inc.
                         (Registrant)

                         By       /S/ Grant G. Emms
                                  --------------------------
                                  Grant G. Emms
                                  President
                                  Principal Executive Officer
                                  Date:    December 20, 2005

                         By       /S/ Randal B. McDonald, Jr.
                                  ---------------------------
                                  Randal B. McDonald, Jr.
                                  Chief Financial Officer
                                  Principal Financial and Accounting Officer
                                  Date:    December 20, 2005