Form 10QSB
period 2006-01-31
VTEX ENERGY INC
filed 2006-04-24
CIK 1036265

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITITES EXCHANGE ACT OF 1934. For the quarter ended January 31, 2006

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

        As of February 28, 2006, there were 12,708,579 shares of common stock, $0.001 par value, outstanding.

Transitional Small Business Disclosure Format (Check one).

        Yes  |_|  No  |X|

                                VTEX ENERGY, INC.
                                   FORM 10-QSB
                     FOR THE QUARTER ENDED OCTOBER 31, 2005

                                     INDEX
                                                                        PAGE
 PAGE PART I.  FINANCIAL INFORMATION
     Item 1. Financial Statements
          Consolidated Balance Sheets
               as of January 31, 2006 and April 30, 2005                  3
          Consolidated Statements of Operations
               for the Three Months Ended January 31, 2006 and 2005       5
          Consolidated Statements of Operations
               for the Nine Months Ended January 31, 2006 and 2005        6
          Consolidatd Statement of Changes in Stockholders' Equity
               for the Nine Months Ended January 31, 2006                 7
          Consolidated Statements of Cash Flow
               for the Nine Months Ended January 31, 2006 and 2005        8
          Notes to Consolidated Financial Statements                      9

     Item 2. Management's Discussion and Analysis of Financial           19
          Condition and Results of Operations

     Item 3. Procedures and Controls                                     25

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings                                           27

     Item 2. Changes in Securities and Use of Proceeds                   27

     Item 3. Defaults Upon Senior Securities                             28

     Item 4. Submission of Matters to a Vote of Security Holders         28

     Item 5. Other Information                                           28

     Item 6. Exhibits                                                    29

SIGNATURES                                                               29

CERTIFICATIONS

     Certification - Chief Executive Officer
     Certification - Chief Financial Officer
     Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                VTEX ENERGY, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                January 31, 2006  April 30, 2005
                                                ----------------  --------------
                                                   Unaudited

    ASSETS

 CURRENT ASSETS
    Cash                                         $       4,264    $      37,582
    Certificates of deposit                            101,807           98,917
    Accounts receivable, oil and natural gas           128,560           78,702
    Joint interest billings receivable                 181,843          106,118
    Note receivable                                    537,000             -
    Other current assets                               227,014             -
                                                 --------------   --------------
         Total current assets                        1,180,488          321,319
                                                 --------------   --------------

 OIL AND NATURAL GAS PROPERTIES - Full
    cost method of accounting                       17,089,210       18,325,280

    Less accumulated depreciation,
       depletion and amortization                 (  1,705,684)    (  1,581,145)
                                                 --------------   --------------
          Oil and natural gas
             properties, net                        15,383,526       16,744,135
                                                 --------------   --------------

 OTHER ASSETS
    Other property and equipment, less
       accumulated depreciation of $130,138
       and $111,229 at January 31, 2006 and
       April 30, 2005, respectively                     70,645           47,030
    Deferred loan costs, net of accumulated
       amortization of $592,460 and $362,558
       at January 31, 2006 and April 30, 2005,
       respectively                                     67,782           14,405
    Investment in Viking Petroleum UK Limited        1,369,570             -
    Other assets                                       107,140           44,600
                                                 --------------   --------------
          Total other assets                         1,615,137          106,035
                                                 --------------   --------------
TOTAL ASSETS                                     $  18,179,151    $  17,171,489
                                                 ==============   ==============




     The accompanying notes are an integral part of the financial statements

                                VTEX ENERGY, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                January 31, 2006  April 30, 2005
                                                ----------------  --------------
                                                   Unaudited

    LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
    Line of credit - banks                             745,001          246,537
    Notes payable, net of discount of $268,104
       and $87,397 at January 31, 2006 and
       April 30, 2005, respectively                  2,516,894        1,377,333
    Production payments payable                        303,504          305,504
    Accounts payable - trade                         1,953,281        1,462,292
    Accrued salaries, officers                         145,000             -
    Royalties payable                                  734,938          720,823
    Working interest revenues payable                   64,984           61,676
    Taxes payable, other                               172,463          172,463
    Advances from related parties                         -              12,500
    Accrued interest                                   407,533           75,810
                                                 --------------   --------------
          Total current liabilities                  7,043,598        4,434,938
                                                 --------------   --------------

 NONCURRENT LIABILITIES
    Line of credit - related party                   3,624,707        3,624,707
    Asset retirement obligations                     1,302,921        1,232,297
                                                 --------------   --------------
          Total noncurrent liabilities               4,927,628        4,857,004
                                                 --------------   --------------
 STOCKHOLDERS' EQUITY
    Preferred stock class AA-1, cumulative
       convertible; $0.01 par value per
       share, 500,000 shares authorized;
       395,879 shares issued and outstanding             3,959            3,959
    Preferred stock class B, noncumulative
       nonconvertible; $0.001 par value per
       share, 500,000 shares authorized;
       500,000 shares issued and outstanding               500              500
    Common stock, $0.001 par value per share;
       150,000,000 shares authorized; 14,475,388
       and 9,769,989 shares issued and
       outstanding at January 31, 2006 and
       April 30, 2005, respectively                     14,475            9,770
    Additional paid-in capital                      36,600,074       32,420,576
    Accumulated deficit                           ( 30,411,083)    ( 24,555,258)
                                                 --------------   --------------
          Total stockholders' equity                 6,207,925        7,879,547
                                                 --------------   --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $  18,179,151    $  17,171,489
                                                 ==============   ==============





     The accompanying notes are an integral part of the financial statements

                                VTEX ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                 Three Months Ended January 31,
                                                 -------------------------------
                                                      2006             2005
                                                      ----             ----

REVENUES
   Oil sales                                     $        -    $           -
   Natural gas sales                                   153,278          140,362
                                                 --------------   --------------
         Total Revenues                                153,278          140,362
                                                 --------------   --------------

EXPENSES
   Lease operating expense                             159,485          128,239
   Production taxes                                     24,378           22,811
   Depreciation, depletion and
      amortization expense                              31,996           35,642
   General and administrative expense                2,271,715          923,503
   Accretion expense                                    23,981           22,677
                                                 --------------   --------------
         Total expenses                              2,511,555        1,132,872
                                                 --------------   --------------

OTHER INCOME (EXPENSE)
   Other income                                         46,957            4,690
   Interest expense                               (    374,147)    (    240,139)
                                                 --------------   --------------
         Total other expense, net                 (    327,190)    (    235,449)
                                                 --------------   --------------

NET LOSS                                         $(  2,685,467)   $(  1,227,959)
                                                 ==============   ==============

NET LOSS PER SHARE - Basic and Diluted           $(       0.20)   $(       0.15)
                                                 ==============   ==============
WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING                               13,875,894        8,311,114
                                                 ==============   ==============




     The accompanying notes are an integral part of the financial statements

                                VTEX ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                  Nine Months Ended January 31,
                                                 -------------------------------
                                                      2006             2005
                                                      ----             ----

REVENUES
   Oil sales                                     $       5,777    $      57,321
   Natural gas sales                                   560,731          834,227
                                                 --------------   --------------
         Total Revenues                                566,508          891,548
                                                 --------------   --------------

EXPENSES
   Lease operating expense                             444,576          387,306
   Production taxes                                     86,760          101,346
   Depreciation, depletion and
      amortization expense                             136,941          166,157
   General and administrative expense                4,779,044        2,480,421
   Accretion expense                                    70,625           66,787
                                                 --------------   --------------
         Total expenses                              5,517,946        3,202,017
                                                 --------------   --------------

OTHER INCOME (EXPENSE)
   Other income                                         55,480           12,111
   Interest expense                               (    959,867)    (    652,893)
                                                 --------------   --------------
         Total other expense, net                 (    904,387)    (    640,782)
                                                 --------------   --------------

NET LOSS                                         $(  5,855,825)   $(  2,951,251)
                                                 ==============   ==============

NET LOSS PER SHARE - Basic and Diluted           $(       0.47)   $(       0.40)
                                                 ==============   ==============
WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING                               12,514,416        7,382,708
                                                 ==============   ==============




     The accompanying notes are an integral part of the financial statements

                                VTEX Energy, Inc.
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                       Nine Months Ended January 31, 2006

                                    Preferred Stock
                    -------------------------------------------
                          Class AA-1             Class B               Common Stock        Additional                     Total
                    --------------------- --------------------- ------------------------     Paid-in     Accumulated   Shareholders'
                      Shares     Amount     shares    Amount       Shares       Amount       Capital       Deficit       Equity
                    --------- ----------- --------- ----------- ------------ ----------- -------------- ------------- -------------
Balance at
April 30, 2005       395,879  $    3,959   500,000  $      500    9,769,989  $    9,770  $  32,420,576  $(24,555,258) $  7,879,547

Common stock issued
 for consulting
 services               -           -         -           -         993,025         993        300,751                     301,744
Warrants granted
  for consulting
 services               -           -         -           -            -           -         1,033,380                   1,033,380
Common stock
 obligated to be
 issued for services    -           -         -           -            -            -           20,000                      20,000
Common stock issued
 for consulting
 services incurred
 in the prior year      -           -         -           -         125,771         126   (        126)                       -
Common stock issued
 as loan
 consideration          -           -         -           -         340,586         340        115,347                     115,687
Warrants granted as
 loan consideration     -           -         -           -            -           -           152,670                     152,670
Common stock
 obligated to be
 issued as loan
 consideration          -           -         -           -            -           -           196,960                     196,960
Common stock issued
 for prior year
 loan consideration     -           -         -           -         205,267         205          4,279                       4,484
Common stock issued
 for loan extensions    -           -         -           -         328,102         328        105,513                     103,481
Warrants granted
   for loan extensions  -           -         -           -            -           -            46,504                      46,504
Common stock
 obligated to be
 issued for loan
 extensions             -           -         -           -            -           -            44,443                      44,443
Common stock issued
 for prior year
 loan extensions        -           -         -           -         105,000         105   (        105)                       -
Common stock
 issued for loan
 guarantee              -           -         -           -         200,000         200         59,800                      60,000
Warrants granted for
 loan guarantee         -           -         -           -            -           -            28,490                      28,490
Common stock
 options granted for
 stock based
 compensation           -           -         -           -            -           -         1,280,000                   1,280,000
Common stock
 issued for the
 acquisition of Viking  -           -         -           -       2,000,000       2,000        638,000                     640,000
Common stock issued
 in settlement of
 accounts payable       -           -         -           -         407,648         408        155,592                     156,000
Net loss                -           -         -           -            -           -              -      ( 5,855,825) (  5,855,825)
                    --------- ----------- --------- ----------- ------------ ----------- -------------- ------------- -------------
Balance
April 30, 2005       395,879  $    3,959   500,000  $      500   14,475,388  $   14,475  $  36,600,074 $ (30,411,083)  $ 6,207,925
                    ========  =========== ========= =========== ============ =========== ============== ============  =============

          The accompanying notes are an integral part of the consolidated financial statements

                                VTEX Energy, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)


                                                   Nine Months Ended January 31,
                                                 -------------------------------
                                                      2006             2005
                                                      ----             ----

 CASH FLOWS FROM OPERATING ACTIVITIES
    Net Loss                                     $(  5,855,825)   $(  2,951,251)
    Adjustments to reconcile net loss to net
       cash provided by (used in)
          operating activities
          Depreciation, depletion and
             amortization expense                      655,937          603,552
          Bad debt expense                                -              28,000
          Accretion expense                             70,625           66,787
          Common stock and warrants issued
             for services                            1,355,124        1,296,650
          Advances to related party applied to
             travel costs                                 -              92,655
          Deferred offering costs expensed                -             156,744
          Write off of option to purchase oil
             and natural gas properties                   -             215,000
          Stock based compensation                   1,280,000             -
    Changes in operating assets and liabilities
          Accounts receivable                     (    125,583)          48,659
          Other assets                            (    179,057)          31,208
          Accounts payable - trade                     106,293          709,474
          Accrued salaries,officers                    145,000             -
          Royalties and working interest
             revenues payable                           17,423           73,545
          Other current liabilities                    381,376          198,655
                                                 --------------   --------------
Net cash (used in) provided by
   operating activities                           (  2,148,687)         569,678
                                                 --------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Investment in certificates of deposit         (      2,890)    (     23,917)
    Oil and natural gas capital expenditures      (    328,930)    (  1,428,173)
    Proceeds from sales of oil and
       natural gas properties                          475,000             -
    Asset retirement obligations paid             (     22,500)            -
    Purchase of property and equipment, other     (     10,771)    (     31,597)
    Acquisition of Viking International
       Petroleum, PLC, net of cash acquired       (    121,619)            -
    Payments received on note receivable                  -              67,000
    Advances to related party                             -        (    170,155
    Payments received o2 advances to
       related party                                      -              87,500
                                                 --------------   --------------
Net cash provided by (used in)
   investing activities                                 10,790    (   1,521,842)
                                                 --------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Borrowings on notes payable                      1,791,775        1,002,500
    Repayments of notes payable                   (    171,160)    (    121,115)
    Borrowings on lines of credit                      500,000          149,300
    Repayments of lines of credit                 (      1,536)    (      2,763)
    Repayments of advances from related parties   (     12,500)    (      7,500)
    Repayments of production payments             (      2,000)            -
    Deferred offering costs                               -        (    156,744)
                                                 --------------   --------------
Net cash provided by financing activities            2,104,579          863,678
                                                 --------------   --------------

 NET DECREASE IN CASH
    AND CASH EQUIVALENTS                          (     33,318)    (     88,486)

 CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD                                 37,582          156,575
                                                 --------------   --------------

 CASH AND CASH EQUIVALENTS,
    END OF PERIOD                                $       4,264    $      68,089
                                                 ==============   ==============



     The accompanying notes are an integral part of the financial statements

                                VTEX Energy, Inc.
              Notes to Unaudited Consolidated Financial Statements
                                January 31, 2006

Note 1.  Management's Representation of Interim Financial Information

The accompanying consolidated financial statements have been prepared by management of VTEX Energy, Inc. (formerly Vector Energy Corporation), a Nevada corporation and its subsidiaries, Vector Exploration, Inc. and Viking International Petroleum, PLC ("Viking"), collectively the "Company" without audit pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments that, in the opinion of management, are necessary for the fair presentation of the financial position and results of operations of the Company. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended April 30, 2005, which are included in the Company's annual report on Form 10-KSB filed with the SEC on August 15, 2005.

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

Going Concern

For the year ended April 30, 2005 our independent registered public accounting firm issued a going concern opinion. As shown in the financial statements, the Company has historically incurred net losses from operations and has incurred net losses of approximately $5,856,000 and $2,704,000 for the nine months ended January 31, 2006 and 2005, respectively, and losses are expected to be incurred in the near term. Current liabilities exceeded current assets by approximately $5,863,000 and $4,114,000 at January 31, 2006 and April 30, 2005, respectively, and the accumulated deficit is approximately $30,411,000 at January 31, 2006. Amounts outstanding and payable to creditors are in arrears and the Company is in negotiations with creditors to obtain extensions and settlements of outstanding amounts. Management anticipates that significant additional expenditures will be necessary to develop the Company's oil and natural gas properties, which consist primarily of proved reserves that are non-producing, before significant positive operating cash flows will be achieved. Without outside investment from the sale of equity securities or debt financing our ability to execute our business plan will be limited. These factors are an indication that the Company may be unable to continue in existence. Furthermore, the Texas Railroad Commission declined a request by the Company for a reduction in bonding requirements which were recently increased by the State of Texas. The Company has not secured a new bond which may impact operations at Mustang Island. See Note 7.

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

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications did not affect the amount of the net loss, total assets or net equity.

Oil and Natural Gas Properties

The Company follows the full cost method of accounting for its oil and natural gas properties. All costs associated with property acquisition, exploration, and development activities are capitalized in a single cost center located within the United States. Internal costs directly identified with the acquisition, exploration and development activities of the Company are also capitalized. Capitalized costs are amortized on the unit-of-production basis using proved oil and natural gas reserves. Capitalized costs are subject to a "ceiling test" and limited to the present value of estimated future net revenues less estimated future expenditures using a discount factor of ten percent. Should capitalized costs exceed the present value of our reserves discounted at ten percent, the excess is charged to operations. Once incurred, an impairment of oil and natural gas properties can not be reversed at a later date. Impairment of oil and natural gas properties is assessed on a quarterly basis in conjunction with our quarterly filings with the SEC. Sales of proved and unproved oil and natural gas properties are treated as reductions of the capitalized cost pool, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves. At January 31, 2006 and April 30, 2005, there were no costs of unproved properties or major development projects included in the capitalized cost pool. The depletion rates per Mcfe for the three and nine months ended January 31, 2006 and 2005 were $1.54 and $1.59 and $1.06 and $1.05, respectively.

The equity investment held by Viking is a 26% ownership in an entity that owns and operates various oil and natural gas properties. The Company subjects this equity investment to the same impairment criteria used to evaluate its direct ownership interests in proved oil and natural gas properties. No impairment was required as of January 31, 2006 for this equity investment.

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

Loss Per Share

Loss per share has been calculated using the weighted average number of shares outstanding. Outstanding warrants and other potentially dilutive securities have been excluded from the calculation of loss per share, as their effect would be anti-dilutive due to the Company incurring a net loss for all periods presented. At January 31, 2006 and 2005, there were 681,731 and 1,159,500 shares, respectively, that the Company was obligated to issue. The weighted average effects of these shares was 486,583 and 783,454 for the three months ended

January 31, 2006 and 2005, respectively, and 295,839 and 516,093 for the nine months ended January 31, 2006 and 2005, respectively. At January 31, 2006 and 2005, there were 250,000 warrants that were potentially dilutive common shares.

Statement of Cash Flows

For purposes of the consolidated statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash and cash equivalents.

The following is a summary of all payments made for interest and significant noncash financing activities for the nine months ended January 31, 2006 and 2005, respectively.

Supplemental Disclosures of Cash Flow Information:
                                                           Nine Months Ended
                                                              January 31,
                                                           2006         2005
                                                           ----         ----
Cash Payments
   Interest                                           $    59,495   $    15,816

Noncash financing activities
   Accrued interest converted into note payable       $    49,653   $      -
   Common stock and warrants issued for services        1,355,124     1,296,650
   Note receivable received in sale of oil
      and natural gas properties                          537,000          -
   Note payable assuumed in sale of oil
      and natural gas properties                          350,000          -
   Accounts payable offset against proceeds
      from sale of oil and natural gas properties         203,000          -
   Common stock and warrants issued to note
      holders recorded as debt discounts                  469,801       312,598
   Common stock and warrants issued for debt
      extensions and a guarantee                          283,279       103,412
   Common stock issued to settle accounts payable         155,999        13,743
   Common stock warrants issued for option to
      purchase oil and gas properties                        -          215,000
   Common stock options issued for stock
      based compensation                                1,280,000          -
   Common stock issued as consideration
      for the acquisition of Viking International
      Petroleum, PLC                                      640,000          -
   Net liabilities acquired in the acquisition
      of Viking International Petroleum, PLC
      (net of cash acquired)                              607,951          -

Guarantees

Guarantees are accounted for in accordance with the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 establishes disclosure and liability-recognition requirements for direct and indirect debt guarantees with specified characteristics.

Note 3.  Certificates of Deposit

At January 31, 2006 and April 30, 2005, the Company had certificates of deposit totaling $101,807 and $98,917, respectively. Such certificates bear interest at rates ranging from 2.52% to 2.81% at January 31, 2006. The maturity dates of the certificates ranged from March 20, 2006 to June 3, 2006. The certificates of deposit are collateral for letters of credit, with expiration dates corresponding to the maturity dates of the certificates, issued in favor of governmental agencies in states in which the Company operates wells. It is anticipated that such certificates of deposit and the corresponding letters of credit will be renewed at maturity.

Note 4.  Acquisitions and Dispositions of Oil and Natural Gas Properties

On January 13, 2005, the Company executed a purchase and sale agreement with ARCOA Energy Partners I, L.P. ("ARCOA". Under the terms of the agreement, as amended, ARCOA acquired a net profits interest in three wells on the Company's Bateman Lake property for $1,800,000. The net profits interest is initially payable out of 75% of the monthly cash flows attributable to the Company's interest in such wells until payout, including a 12% rate of return. The net profits interest will then be reduced to 65% until the well has produced a total of $7 million of net cash flow to the Company's working interest. The net profits interest will be further reduced to 60% until the net cash flows attributable to the Company's working interest reaches a total of $9 million. At that time, the net profits interest will be reduced to 50% which will be the net profits percentage thereafter. To the extent that ARCOA elects to acquire a net profits interest of less than $1,800,000 the net profits amounts will be proportionately reduced. Furthermore, after June 1, 2006, ARCOA may elect to convert its net profits interest into common stock of the Company at a conversion rate of $1.25 per share. The value of the net profits interest will be determined based upon the net cash flows attributable to the reserves, discounted at 15%.

On December 29, 2005, the Company closed the sale of the net profits interest to ARCOA. The purchase price consisted of the following:

     Cash                                                   $     710,000
     Notes payable converted into partnership units
        of ARCOA                                                  250,000
     Notes payable assumed by the generaL partner
        of ARCOA                                                  100,000
     Offsets against amounts owed to the general
        partner of ARCOA                                          203,000
     Note receivable from the general partner
        of ARCOA                                                  537,000
                                                            -------------
     Total purchase price                                   $   1,800,000
                                                            =============

In connection with this transaction, the Company had received a total of $200,000 in payments from ARCOA during the fiscal year ended April 30, 2005 (such payments were a component of the purchase price described above) which was recorded as a sale of oil and natural gas properties at the time received.

On July 29, 2005, the Company completed the acquisition of all of the outstanding shares of Viking. Viking is a UK registered company with offices in London and owns a 26% interest in a company that owns the North Yorkshire gas fields  (an  extension  of the  Southern  North  Sea  Gas  Basin  onshore).  The
properties  include  licenses  covering   approximately  100,000  acres  onshore
including, four proved producing fields, two proved undeveloped fields and additional seismically mapped low risk exploration potential. Upon closing of this acquisition, the Company delivered 400,000 shares of its common stock, valued at $128,000, to Viking for distribution to its shareholders, with an obligation to deliver an additional 1.6 million shares of its common stock. Such additional shares, valued at $512,000 were issued on October 18, 2005. Viking's interest in the gas fields is security for debt in Viking Petroleum UK, Limited. Such debt is not currently in default, however, the Company has no assurance that an event of default will not occur. Additionally, prior to the closing of the acquisition, the Company advanced $127,757 to Viking for working capital purposes. This amount is considered a component of the purchase price paid to acquire the stock of Viking. This transaction has been recorded using the purchase method of accounting and the results of operations subsequent to the acquisition date are recorded in the consolidated results of operations of the Company.

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
                                                            ===============

Note 5.  Debt

Total debt at January 31, 2006 and April 30, 2005 consists of the following:

                                        January 31, 2006   April 30, 2005
                                        ----------------   --------------

       Lines-of-credit                   $   4,369,708     $   3,871,244
       Production payments payable             303,504           305,504
       Other notes payable, net of
          discount                           2,516,894         1,377,333
                                         --------------    --------------
                                             7,190,106         5,554,081
       Less current portion             (    3,565,399)     (  1,929,374)
                                        ---------------    --------------
                                        $    3,624,707     $   3,624,707
                                        ===============    ==============

Lines of Credit

The Company has a $10.0 million revolving credit line with an entity controlled by the brother of the Company's president. The credit line is subject to a borrowing base formula. At January 31, 2006, the Company had drawn the maximum available under the borrowing base on the revolving credit line of $3,624,707. Additional borrowings are not available without the consent of the lender. The line of credit is secured by all of the Company's oil and natural gas properties and bears interest at the rate of 7.5%. Accrued interest on the line of credit totaled $205,566 at January 31, 2006. Under its terms, the line of credit was to accrue interest through October 31, 2005, at which time interest was to be due monthly. Beginning in November 2006, the principal balance outstanding under the line of credit was to convert to a term note payable in 48 equal monthly installments along with current interest. The Company is not currently making payments under the terms of the converted and interest on the line of credit is continuing to accrue. The Company is currently in discussion with the lender to modify the terms of the note, but no definitive agreement has yet been reached.

On April 8, 2004, the Company entered into a $250,000 revolving credit agreement with Hibernia Bank. The note has been guaranteed by a private investor who received 100,000 shares of the Company's common stock with a fair value of $49,000 as consideration for such guarantee. The fair value of the common stock was expensed when incurred. Interest on this note is payable monthly at a floating rate of prime plus 1.097% (8.347% and 6.847% at January 31, 2006 and April 30, 2005, respectively.) The outstanding balance under the note, which was $245,001 and $246,537 at January 31, 2006 and April 30, 2005, respectively, is due upon demand.

On June 21, 2005, the Company entered into a $500,000 revolving credit agreement with Bank of Texas. The note was guaranteed by a private investor who received 200,000 shares of the Company's common stock and warrants to purchase 100,000 shares of the Company's common stock at $0.50. The value of the common stock and warrants, which is $88,490, has been included in deferred loan costs and is being amortized over the life of the loan. Interest on this note is payable quarterly at the prime rate, which was 7.25% at January 31, 2006. The note has a balance of $500,000 at January 31, 2006 and matures on June 20, 2006.

Other Notes Payable

Included in other notes payable are unsecured notes with interest rates ranging from 9% to 10% issued to vendors in settlement of accounts payable. Certain of the notes are past their due dates and are due on demand. These notes totaled $42,842 at January 31, 2006 and April 30, 2005.

In March, 2004, the Company issued a $150,000 note payable to Mustang Island Gathering, LLC (the "LLC") for indemnification of litigation settlement costs. Mustang Island Gathering, LLC purchases the natural gas produced from the Company's Mustang Island property, and the Company is an approximate 10% owner in the LLC. The note is payable in monthly installments, with interest at 4.5%, at the rate of $0.03 per MCF of natural gas purchased, beginning with April 2004 production The balance due under the note was $67,798 and $96,220 at January 31, 2006 and April 30, 2005, respectively.

Also included in other notes payable is a financing obligation for insurance premiums, payable in monthly installments, with interest at 7.48%, through February 2006. Such obligation had a balance of $16,858 at January 31, 2006.

During December 2003 and January 2004, the Company issued a series of 12% notes totaling $40,000 to investors for working capital loans. In conjunction with these loans, the Company also issued the investors 40,000 shares of its common stock. The stock issued was recorded at its fair market value of $27,600 and treated as deferred loan cost which was amortized over four months. The notes were due on dates ranging from April 29, 2004 to May 26, 2004 and were in default. These notes were subject to a demand for payment at any time. However, the Company subsequently reached agreement with the investors to extend the due dates of the notes to dates ranging from April 29, 2005 to May 26, 2005 in return for the issuance of 28,250 shares of its common stock and warrants to purchase 5,000 shares of the Company's common stock at $0.50 per share which expired on January 26, 2006. The stock and warrants issued were recorded at their fair market value of $17,048 and treated as deferred loan cost which was amortized over one year. During June 2005, the Company reached agreements with the holders of notes totaling $30,000 to further extend the maturity dates of the notes to December 31, 2005 in return for the issuance of 18,000 shares of the Company's common stock. The stock was recorded at its fair market value of $5,220 and treated as deferred loan cost which is being amortized over the terms of the extensions. At January 31, 2006, the 18,000 shares of common stock remained unissued, however, their fair value has been included in stockholders' equity. In July 2005, the Company paid the remaining $10,000 principal balance and $1,792 in accrued interest on the only note which was not extended. Accrued interest on these notes totaled $7,457 and $6,276 at January 31, 2006 and April 30, 2005, respectively. These notes have matured and are subject to a demand for payment at any time. The Company is currently holding discussions with the holders of the notes in order to obtain additional extensions, however, there can be no assurance that such extensions will be obtained or will be on terms favorable to the Company.

During March 2005, the Company issued a $250,000 unsecured note payable to a private investor. The note bears interest at 12% and the principal and accrued interest is due in one payment upon the demand of the holder. The note provided for the issuance to the investor of 100,000 shares of the Company's common stock. The common stock was recorded at its fair value of $38,000 and treated as a debt discount which was immediately expensed as interest expense. Accrued interest on the note totaled $26,877 and $4,192 at January 31, 2006 and April 30, 2005, respectively.

During the period June 2004 through April 2005, the Company issued a series of 12% notes totaling $1,135,667 to private investors for working capital purposes. The notes also provided for the issuance to the investors of 557,767 shares of its common stock and warrants to purchase 252,633 shares of the Company's common stock at $0.50 per share which expire on dates ranging from June 18, 2006 to April 27, 2007. The common stock and warrants were recorded at their fair value of $366,094 and treated as a debt discount which was amortized over the term of the loan. At January 31, 2006, 10,000 shares of the common stock remained unissued, however their fair value was included in stockholders' equity. Interest on the notes is payable quarterly and the principal balances had original maturity dates ranging from June 18, 2005 to December 31, 2005. Accrued interest on the notes totaled $107,779 and $63,027 at January 31, 2006 and April 30, 2005, respectively. Unamortized debt discount was $0 and $87,397 at January 31, 2006 and April 30, 2005, respectively. The Company subsequently reached agreement with certain of the investors to extend the due dates of the notes to dates ranging from March 2, 2005 to June 8, 2005 in return for the issuance of 195,000 shares of its common stock and warrants to purchase 40,000 shares of the Company's common stock at $0.50 per share which expire on dates ranging from March 2, 2007 to March 8, 2007. The stock and warrants issued were recorded at their fair market value of $77,414 and treated as deferred loan cost which is being amortized over the term of the extension. In June 2005, the Company reached agreements to further extend the maturity dates of all of the 12% notes to investors that had matured, to December 31, 2005 in return for the issuance of 207,500 shares of its common stock and warrants to purchase 50,000 shares of the Company's common stock at $0.50 per share which expire in June 2007. The stock and warrants issued were recorded at their fair market value of $73,180 and treated as deferred loan cost which was amortized over the term of the extension. At January 31, 2006, 50,000 shares of the common stock remain unissued, however their fair value was included in stockholders' equity. During December, 2005, notes totaling $250,000 were converted into partnership units of ARCOA and notes totaling $100,000 were assumed by the general partner of ARCOA in conjunction with the sale of a net profits interest by the Company (see Note
4). In January 2006, a note with a principal amount of $263,167 and related interest of $23,188 were converted into a new series of secured convertible notes. The remaining notes have matured and are subject to a demand for payment at any time. The Company is currently holding discussions with the holders of the notes in order to obtain additional extensions, however, there can be no assurance that such extensions will be obtained or will be on terms favorable to the Company.

During the period May 2005 through July 2005, the Company issued a series of 12% notes totaling $451,466 to private investors for working capital purposes. The notes also provided for the issuance to the investors of 180,586 shares of its common stock and warrants to purchase 90,293 shares of the Company's common stock at $0.50 per share which expire on dates ranging from May 2, 2007 to June 27, 2007. The common stock and warrants were recorded at their fair value of $79,761 and treated as a debt discount which was amortized over the terms of the loans. Interest on the notes is payable quarterly and the principal balances matured on December 31, 2005. In December 2005, two of the notes with a total principal balance of $226,466 were converted into a new series of secured convertible notes. The remaining notes have matured and are subject to a demand for payment at any time. The Company is currently holding discussions with the holders of the notes in order to obtain additional extensions, however there can be no assurance that such extensions will be obtained or will be on terms favorable to the Company. Accrued interest on the notes totaled $16,093 at January 31, 2006.

During August 2005, the Company issued a $100,000 unsecured note payable to a private investor. The note bears interest at 12% and the principal and accrued interest is due in one payment upon the demand of the holder. In January 2006, the Company issued 50,000 shares of the Company's common stock to the holder of the note for his continued forbearance. The common stock was recorded at its fair value of $15,500 and treated as a loan cost which was expensed. Accrued interest on the note totaled $5,458 at January 31, 2006.

During the period August 2005 through October 2005, the Company issued a series of 12% notes totaling $400,000 to private investors for working capital purposes. The notes also provided for the issuance to the investors of 160,000 shares of its common stock and warrants to purchase 80,000 shares of the Company's common stock at $0.50 per share which expire on dates ranging from July 27, 2007 to October 20, 2007. The common stock and warrants were recorded at their fair value of $91,016 and treated as a debt discount which was amortized over the terms of the loans. Interest on the notes is payable quarterly and the principal balances matured on December 31, 2005. The notes have matured and are subject to a demand for payment at any time. The Company is currently holding discussions with the holders of the notes in order to obtain extensions, however, there can be no assurance that such extensions will be obtained or will be on terms favorable to the Company. Accrued interest on the notes totaled $17,967 at January 31, 2006.

During December 2005 and January 2006, the Company issued a series of 10% secured convertible notes totaling $1,180,000 to private investors for working capital purposes. Included in these notes was principal and interest converted from other notes payable which totaled $512,821. The notes also provided for the issuance to the investors of 472,000 shares of its common stock and warrants to purchase 236,000 shares of the Company's common stock at $0.50 per share which expire on dates ranging from December 5, 2009 to January 20, 2010. The common stock and warrants were recorded at their fair value of $294,540 and treated as a debt discount which is being amortized over the terms of the loans. Interest and principal is due upon maturity on dates ranging from December 5, 2006 to January 20, 2007. The notes are secured by the Company's interest in certain wells in its Mustang Island Field and are convertible at the holders' option into common stock of the Company at $0.75 per share.

Production Payments Payable

During October and November of 2000, the Company issued 31,687 shares of its common stock and undivided working interests, ranging from 3.7% to 4.4%, in three nonproducing wells in the Mustang Island Field to private investors for total cash consideration of $254,000. The proceeds were used to fund development of the wells. The investors are entitled to recoup their investment out of 100% of the future production, if any, from the wells. These transactions were treated, by the Company, as loans repayable out of production from designated wells for accounting purposes. The stock issued was recorded at its fair market value as a loan cost which has been fully amortized. The production loans began accruing interest on January 1, 2001 at 5.25% and accrued interest on the loans totaled $4,256 and $1,992 at January 31, 2006 and April 30, 2005, respectively. Although certain of the wells covered by the production loans have been producing, the Company has not made any principal payments under the loans. In January and February of 2004, the Company issued the holders of the production loans 100,000 shares of the Company's common stock in return for their forbearance under the production loans until the earlier of the first month following the month in which the Company has positive cash flow or August 1, 2004. The stock issued was recorded at its fair market value of $57,500 and treated as deferred loan cost which was amortized over six months. In December of 2004, the Company reached an agreement with the holders of the loans to increase the interest rate to 6%, begin paying interest monthly on the loans and to convert the accrued interest of $51,503 into principal. In August 2005, the Company agreed to issue the holders of the production loans 120,602 shares of its common stock and warrants to purchase 60,300 shares of the Company's common stock at $0.50 per share which expire on August 15, 2007 in return for their forbearance under the loans until December 31, 2005. The common stock and warrants were recorded at their fair value of $64,112 and treated as deferred loan costs which were amortized over the terms of the forbearance. In January 2006, the Company agreed to issue one of the holders of the production loans 60,301 shares of its common stock and warrants to purchase 30,150 shares of the Company's common stock at $0.50 per share which expire on January 4, 2008 in return for forbearance under the loans until December 31, 2006. In addition, the Company agreed to begin making principal payments of $2,000 per month through December 31, 2006. The common stock and warrants were recorded at their fair value of $36,777 and treated as deferred loan costs which are being amortized over the term of the forbearance. The Company is currently holding discussions with the holder of the remaining production payments in order to obtain his forbearance, however there can be no assurance that such forbearance will be obtained or will be on terms favorable to the Company.

In December 2000, the Company issued an undivided 10% interest in six wells located in the Mustang Island Field to Old Jersey Oil Ventures, LLC for cash consideration of $1,000,000. The brother of the president of the Company is a principal in Old Jersey Oil Ventures, LLC. Old Jersey Oil Ventures, LLC is entitled to recoup its investment out of future production from the wells in the Mustang Island Field. The transaction was treated, by the Company, as a loan rpayable out of production from designated wells for accounting purposes. The production loan began accruing interest on January 1, 2001 at 5.25%. In March, 2004, the Company issued Old Jersey Oil Ventures, LLC 400,000 shares of the Company's common stock in return for forbearance under the production payment until the earlier of the first month following the month in which the Company has positive cash flow or August 1, 2004. The stock issued was recorded at its fair market value of $176,000 and treated as a deferred loan cost which was amortized over five months. On April 30, 2005, the production payment and $240,438 in accrued interest was transferred into the Company's line of credit with Old Jersey Oil Ventures, LLC.

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

The following table describes all changes to the Company's ARO liability:

                                                  Six Months Ended January 31,
                                              ----------------------------------
                                                    2006              2005
                                                    ----              ----

Beginning asset retirement obligations        $   1,232,297     $     1,165,330
   Accretion expense                                 70,624              66,787
   Asset retirement costs incurred                     -         (       22,500)
                                              --------------    ----------------
Ending asset retirement obligations           $   1,302,921     $     1,209,617
                                              ==============    ================

Note 7.  Commitments and Contingencies

The Texas Railroad Commission declined a request by the Company for a reduction in bonding requirements which were recently increased by the State of Texas for operators of certain wells located in offshore and bay State of Texas waters. The Company is seeking a bond at this increased level but does not have such bond in place at this time. There is no assurance that a bond can be obtained or that such bond would be available on commercial terms acceptable to the Company. The Company requested reconsideration by the Texas Railroad Commission of this decision and such request was declined on March 27, 2006. The Company intends to appeal such decision to the district court. Until a final decision is made in this matter, the Company will be allowed to continue its operations under its current bond. Should the Company not be successful in reducing the bond requirement, or alternatively obtain a bond at the increased requirement, or provide other satisfactory security the Company could be required to outsource offshore operations of the property.

In June 2001, the Company entered into a long-term lease for office space with an annual rent of $65,124. Rent expense for the nine months ended January 31, 2006 and 2005 was $48,843. As of January 31, 2006, future minimum lease payments under this lease were as follows:

              Fiscal Year
            Ended April 30,
            ---------------

                  2006                        16,281
                  2007                        16,281
                                         ------------
                  Total                  $    32,562
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

Note 8.  Stockholder's Deficit

Common Stock

The Company has 150,000,000 shares of authorized $0.001 par value common stock, of which 14,475,388 and 9,769,989 shares were issued and outstanding at January 31, 2006 and April 30, 2005, respectively.

During the nine months ended January 31, 2006, the Company issued 993,025 shares of its common stock having a fair value of $301,744 for services. In addition, the Company is obligated to issue an additional 71,430 shares of its common stock under the terms of consulting agreements. The unissued common stock has a fair value of $20,000 which has been expensed and included in stockholders' equity. The Company also issued 125,771 shares of its common stock for services which had been performed prior to April 30, 2005 and whose value was included in stockholders' equity at April 30, 2005.

During the nine months ended January 31, 2006, the Company issued 340,586 shares of its common stock having a fair value of $115,688 to investors under the terms of notes payable. In addition, the Company is obligated to issue an additional 472,000 shares of its common stock to investors under the terms of notes payable. The unissued common stock has a fair value of $196,960 which has been included in stockholders' equity. The Company also issued 205,267 shares of its common stock under the terms of notes payable for which the obligation of issuance arose prior to April 30, 2005 and whose value was included in stockholders' equity at April 30, 2005.

During the nine months ended January 31, 2006, the Company issued 328,102 shares of its common stock having a fair value of $103,842 to investors in order to extend the due dates of notes payable. In addition, the Company is obligated to issue an additional 128,301 shares of its common stock to investors under the terms extensions of notes payable. The unissued common stock has a fair value of $44,443 which has been included in stockholders' equity. The Company also issued 105,000 shares of its common stock under the terms of extensions of notes payable for which the obligation of issuance arose prior to April 30, 2005 and whose value was included in stockholders' equity at April 30, 2005.

During the nine months ended January 31, 2006, the Company issued 2,000,000 shares of its common stock, valued at $640,000, to the shareholders of Viking in exchange for all of its outstanding shares (see Note 4).

Stock Options and Warrants

As of April 30, 2005, the Company had granted options to certain key employees to purchase 69,336 shares of the Company's common stock at purchase prices ranging from $4.50 to $6.90 per share. On August 25, 2005, 62,669 of the options expired without being exercised. The remaining 6,667 options expired on March 1, 2006.

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

As of April 30, 2005, the Company had granted various other warrants to purchase 2,332,633 shares of its common stock at $0.50 per share. Such warrants expire on dates ranging from June 18, 2006 to April 27, 2007.

During the nine months ended January 31, 2006, the Company issued warrants to purchase 606,743 shares of its common stock at $0.50 per share to investors under the terms of notes payable and for extensions to the maturity dates of notes payable. The warrants had a fair value of $227,694 and expire on dates ranging from May 2, 2007 to January 20, 2010.

During the nine months ended January 31, 2006, the Company issued warrants to purchase 2,000,000 shares of its common stock at prices ranging from $0.50 per share to $2.00 per share under the terms of consulting agreements. The warrants had a fair value of $1,033,380 and expire on November 29, 2008.

Note 9.  Related Party Transactions

From time to time, officers, directors and shareholders of the Company make unsecured advances to the Company. The Company made repayments of such advances in the amount of $12,500 and $7,500 during the nine months ended January 31, 2006 and 2005, respectively. As of January 31, 2006, all such advances to the Company had been repaid.

The Company is obligated under a line of credit to an entity controlled by the brother of the Company's president. See Note 5.

In March, 2004, the Company issued a $150,000 note payable to and affiliate, Mustang Island Gathering, LLC, for indemnification of litigation settlement costs. See Note 5.

During July, 2005, the Company executed employment agreements with its officers. Certain of the officers have elected to defer payment of a portion of their salary under such agreements until such time as the Company's cash flow improves. At January 31, 2006, $145,000 of deferred compensation has been accrued and is recorded as accrued salaries, officers.

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

Forward-Looking Statements

     The statements contained in all parts of this document, including, but not limited to, those relating to our outlook, including any expectations regarding increases in our liquidity or available credit, our ability to access the capital markets to raise additional capital, our drilling plans, capital expenditures, future capabilities, the sufficiency of capital resources and liquidity to support working capital and capital expenditure requirements, reinvestment of cash flows, use of NOLs, tax rates, the outcome of litigation and audits, and any other statements regarding future operations, financial results, business plans, sources of liquidity and cash needs and other statements that are not historical facts are forward looking statements. When used in this document, the words "anticipate," "estimate," "expect," "may," "project," "believe," "budgeted," "intend," "plan," "potential," "forecast," "might," "predict," "should" and similar expressions are intended to be among the statements that identify forward looking statements. Such statements involve risks and uncertainties, including, but not limited to, those relating to the results of and our dependence on our exploratory and development drilling activities, the volatility of oil and natural gas prices, the need to replace reserves depleted by production, operating risks of oil and natural gas operations, our dependence on key personnel, our reliance on technological development and possible obsolescence of the technology currently used by us, the significant capital requirements of our exploration and development and technology development programs, the potential impact of government regulations and liability for environmental matters, results of litigation and audits, expansion of our capital budgets, our ability to manage our growth and achieve our business strategy, competition from larger oil and natural gas companies, the uncertainty of reserve information and future net revenue estimates, property acquisition risks and other factors detailed in this Form 10-QSB for the quarterly period ended January 31, 2006 and in our Form 10-KSB for the year ended April 30, 2005 and other filings with the SEC ("SEC"). Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. All subsequent written and oral forward-looking statements attributable to the Company or the persons acting on its behalf are expressly qualified in their entirety by the reference to these risks and uncertainties.

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

                                                                Percent of          Percent of        Percent of
                                                              April 30, 2005          Revenue          Revenue
                                                             Estimated Future         Quarter          Quarter
                                                              Net Cash Flows           Ended            Ended
          Field                       Location               Discounted at 10%   January 31, 2006  January 31, 2005
          -----                       --------               -----------------     -------------    -------------
Bateman Lake               St. Mary Parish, Louisiana             48.60%               0.91%            18.50%

Mustang Island 818-L       State Waters Offshore Texas            51.40%              99.09%            81.50%


Results of Operations

Three Months Ended January 31, 2006 Compared to Three Months Ended January 31, 2005

     Oil and natural gas revenues for the three months ended January 31, 2006 increased 9% to $153,278, compared to $140,362 for the same period in fiscal 2005. Production volumes for natural gas during the three months ended January 31, 2006 decreased 11%, to 18,102 Mcf, compared to 20,421 Mcf for the three months ended January 31, 2006. Average natural gas prices for the three months ended January 31, 2006 increased 23% to $8.47 per Mcf, compared to $6.87 per Mcf for the same period in fiscal 2005. There was no oil production for either the three months ended January 31, 2006 or 2005. The decrease in natural gas production was primarily due to the wells at the Bateman Lake Field being shut-in pending completion of certain repairs.

     The following table summarizes production volumes, average sales prices and operating revenues for the Company's oil and natural gas operations for the three months ended January 31, 2006 and 2005.

                                                                             Fiscal 2006 Period
                                                                          Compared to 2005 Period
                                Three Months Ended January 31,       --------------------------------
                               --------------------------------       Increase         % Increase
                                    2006              2005            Decrease)        (Decrease)
                               --------------    --------------    --------------    --------------
Production volumes -
   Oil (Bbls)                           -                 -                 -                 -
   Natural Gas (MCF)                  18,102            20,421      (      2,319)     (        11%)
Average sales prices -
   Oil (per Bbl)               $        -        $        -                 -                 -
   Natural gas (per MCF)                8.47              6.87              1.60               23%
Operating revenue
   Oil                         $        -        $        -        $        -                 -
   Natural gas                       153,278           140,362            12,916                9%
                               --------------    --------------    --------------
                                     153,278           140,362            12,916                9%
                               ==============    ==============    ==============

     Production expenses for the three months ended January 31, 2006 increased 22% to $183,863 compared to $151,050 for the same period in fiscal 2005. Production expense per equivalent unit increased to $10.16 per Mcfe for the three months ended January 31, 2006 compared to $7.40 in the same period in fiscal 2005. This increase in production expense per Mcfe is caused by the effect of fixed lease operating expenses combined with a decrease in production volumes.

     Depreciation and depletion expense decreased from $35,642 for the three months ended January 31, 2005 to $31,996 for the three months ended January 31, 2006. This 10% decrease was primarily due to an 11% decrease in Mcfe production volumes partially offset by a negative revision in reserve volume estimates since April 30, 2004 which increased the depletion rate on an Mcfe basis.

     General and administrative expenses for the three months ended January 31, 2006 increased by $1,595,711 to $2,271,715 compared to $676,004 for the three months ended January 31, 2005. The increase was primarily due to an increase of $1,614,570 in contract services, which included stock warrants issued to consultants whose value of $1,033,380 was expensed in the third quarter of fiscal 2006. Also included in general and administrative expenses for the three months ended January 31, 2006 was $159,457 relating to Viking, whose expenses have been included in the Company's operations since July 29, 2005.

     Accretion expense for the three months ended January 31, 2006 increased by $1,305 to $23,981 compared to $22,676 for the three months ended January 31, 2005. This increase was due to the normal compound effect of the discount factor attributable to the Company's asset retirement obligation.

     Interest expense for the three months ended January 31, 2006 increased by 56% to $374,147 from $240,139 for the same period in fiscal 2005. The increase in interest expense was due primarily to an increase in weighted average debt from $4,319,662 for the three months ended January 31, 2005 to $7,259,464 for the three months ended January 31, 2006. Amortization of loan discount and deferred loan costs included in interest expense increased from $157,597 for the three months ended January 31, 2005 to $210,380 for the three months ended January 31, 2006.

Nine Months Ended January 31, 2006 Compared to Nine Months Ended
January 31, 2005

     Oil and natural gas revenues for the nine months ended January 31, 2006 decreased 36% to $566,508, compared to $891,548 for the same period in fiscal 2005. Production volumes for natural gas during the nine months ended January 31, 2006 decreased 43%, to 77,763 Mcf, compared to 135,882 Mcf for the nine months ended January 31, 2005. Average natural gas prices for the nine months ended January 31, 2006 increased 17% to $7.21 per Mcf, compared to $6.14 per Mcf for the same period in fiscal 2005. Production volumes for oil for the nine months ended January 31, 2006 decreased to 92 barrels compared to 1,628 produced during the nine months ended January 31, 2005. Average oil prices for the nine months ended January 31, 2006 increased 78% to $62.79 per barrel compared to $35.21 per barrel for the same period in fiscal 2005. The decrease in oil and natural gas production was primarily due to the wells at the Bateman Lake Field being shut-in pending completion of certain repairs.

     The following table summarizes production volumes, average sales prices and operating revenues for the Company's oil and natural gas operations for the nine months ended January 31, 2006 and 2005.

                                                                           Fiscal 2006 Period
                                                                        Compared to 2005 Period
                                Nine Months Ended January 31,      --------------------------------
                               --------------------------------       Increase         % Increase
                                    2006              2005            Decrease)        (Decrease)
                               --------------    --------------    --------------    --------------
Production volumes -
   Oil (Bbls)                             92             1,628      (      1,536)     (        94%)
   Natural Gas (MCF)                  77,763           135,882      (     58,119)     (        43%)
Average sales prices -
   Oil (per Bbl)               $       62.79     $       35.21     $       27.58               78%
   Natural gas (per MCF)                7.21              6.14              1.07               17%
Operating revenue
   Oil                         $       5,777     $      57,321     $(     51,544)    $(        90%)
   Natural gas                       560,731           834,227      (    273,496)     (        33%)
                               --------------    --------------    --------------
                                     566,508           891,548      (    325,040)     (        36%)
                               ==============    ==============    ==============

     Production expenses for the nine months ended January 31, 2006 increased 9% to $531,336 compared to $488,652 for the same period in fiscal 2005. Production expense per equivalent unit increased to $6.78 per Mcfe for the nine months ended January 31, 2006 compared to $3.35 in the same period in fiscal 2005. This increase in production expense per Mcfe is caused by the effect of fixed lease operating expenses combined with a decrease in production volumes.

     Depreciation and depletion expense decreased from $166,157 for the nine months ended January 31, 2005 to $136,941 for the nine months ended January 31, 2006. This 18% decrease was primarily due to a 46% decrease in Mcfe production volumes partially offset by a negative revision in reserve volume estimates since April 30, 2004 which increased the depletion rate on an Mcfe basis.

     General and administrative expenses for the nine months ended January 31, 2006 increased by $2,546,122 to $4,779,044 compared to $2,232,922 for the nine months ended January 31, 2005. The increase was primarily due to the fair value of stock options issued to executive officers and directors of $1,280,000 which was expensed in the first quarter of fiscal 2006 and the fair value of stock warrants issued for contract services of $1,033,380 which was expensed in the third quarter of fiscal 2006. Also included in general and administrative expenses for the nine months ended January 31, 2006 was $404,223 relating to Viking, whose expenses have been included in the Company's operations since July 29, 2005.

     Accretion expense for the nine months ended January 31, 2006 increased by $3,839 to $70,625 compared to $66,786 for the nine months ended January 31, 2005. This increase was due to the normal compound effect of the discount factor attributable to the Company's asset retirement obligation.

     Interest expense for the nine months ended January 31, 2006 increased by 47% to $959,867 from $652,893 for the same period in fiscal 2005. The increase in interest expense was due primarily to an increase in weighted average debt from $4,007,751 for the nine months ended January 31, 2005 to $6,638,874 for the nine months ended January 31, 2006. Amortization of loan discount and deferred loan costs included in interest expense decreased from $437,395 for the nine months ended January 31, 2005 to $518,996 for the nine months ended January 31, 2006.

Financial Condition and Capital Resources

     Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations. During the nine months ended January 31, 2006 and 2005, the Company reported losses of approximately $5,856,000 and $2,704,000, respectively. The Company's continuing negative operating results have produced a working capital deficit of approximately $5,863,000 at January 31, 2006. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's long-term viability as a going concern is dependent upon the Company's ability to obtain sources of outside financing to support near term operations and to allow the Company to make strategic investments in new oil and natural gas prospects which will provide the Company the ability to increase revenue and profitability and sustain a cash flow level that will ensure support for continuing operations.

     For the past three months, the Company's oil and natural gas revenues have been sufficient to satisfy its oil and natural gas operating expenses and a portion of its general and administrative expenses. The Company has funded the remainder of its general and administrative expenses and the development of its oil and natural gas properties through additional borrowings under its lines of credit, through short term investor notes, proceeds from the sale of its oil and gas properties and issuance of its common stock. Additional funding will be required in the near term to meet the capital needs of the Company. The Company is evaluating various financing alternatives such as the issuance of debt, private placements of its common and preferred stock, sales of interests in some of its oil and natural gas properties and joint ventures with industry partners. There is no guarantee that the Company will be successful in obtaining such financing, or that the terms of any financing obtained will be on terms favorable to the Company. Any inability of the Company to raise additional capital will limit the development of most of its oil and natural gas properties and may prevent the Company from meeting its cash requirements. If the wells which are currently being brought into production through development and workovers perform as expected, additional cash flows may be available; however, there is no assurance that such cash flows will in fact be available or that the wells will, in fact, perform as expected. In the absence of such well performance or financing, the Company will not be able to meet its financial obligations.

     The Texas Railroad Commission declined a request by the Company for a reduction in bonding requirements which were recently increased by the State of Texas for operators of certain wells located in offshore and bay State of Texas waters. The Company is seeking a bond at this increased level but does not have such bond in place at this time. There is no assurance that a bond can be obtained or that such bond would be available on commercial terms acceptable to the Company. The Company requested reconsideration by the Texas Railroad Commission of this decision and such request was declined on March 27, 2006. The Company intends to appeal such decision to the district court. Until a final decision is made in this matter, the Company will be allowed to continue its operations under its current bond. Should the Company not be successful in reducing the bond requirement, or alternatively obtain a bond at the increased requirement, or provide other satisfactory security the Company could be required to outsource offshore operations of the property.

     The Company is currently negotiating with many of the vendors for which accounts payable were assumed in prior asset acquisition transactions, and believes that a significant portion of these payables can be satisfied through the issuance of common stock.

Financing Arrangements

     The Company has a $10.0 million revolving credit line with an entity controlled by the brother of the Company's president. The credit line is subject to a borrowing base formula. At January 31, 2006, the Company had drawn the maximum available under the borrowing base on the revolving credit line of $3,624,707. Additional borrowings are not available without the consent of the lender. The line of credit is secured by all of the Company's oil and natural gas properties and bears interest at the rate of 7.5%. Accrued interest on the line of credit totaled $205,566 at January 31, 2006. Under its terms, the line of credit was to accrue interest through October 31, 2005, at which time interest was to be due monthly. Beginning in November 2006, the principal balance outstanding under the line of credit was to convert to a term note payable in 48 equal monthly installments along with current interest. Such conversion of the line of credit into a term note has not yet taken place and interest on the line of credit is continuing to accrue. The Company is currently in discussion with the lender to delay the conversion, but no definitive agreement has yet been reached.

     On April 8, 2004, the Company entered into a $250,000 revolving credit agreement with Hibernia Bank. The note has been guaranteed by a private investor who received 100,000 shares of the Company's common stock with a fair value of $49,000 as consideration for such guarantee. The fair value of the common stock was expensed when incurred. Interest on this note is payable monthly at a floating rate of prime plus 1.097% (8.347% and 6.847% at January 31, 2006 and April 30, 2005, respectively.) The outstanding balance under the note, which was $245,001 and $246,537 at January 31, 2006 and April 30, 2005, respectively, is due upon demand.

     On June 21, 2005, the Company entered into a $500,000 revolving credit agreement with Bank of Texas. The note was guaranteed by a private investor who received 200,000 shares of the Company's common stock and warrants to purchase 100,000 shares of the Company's common stock at $0.50. The value of the common stock and warrants, which is $88,490, has been included in deferred loan costs and is being amortized over the life of the loan. Interest on this note is payable quarterly at the prime rate, which was 7.25% at January 31, 2006. The note has a balance of $500,000 at January 31, 2006 and matures on June 20, 2006.

     The Company has outstanding production payments in the amount of $303,504 at January 31, 2006. In August 2005, the Company agreed to issue the holders of the production loans 120,602 shares of its common stock and warrants to purchase 60,300 shares of the Company's common stock at $0.50 per share which expire on August 15, 2007 in return for their forbearance under the loans until December 31, 2005. The common stock and warrants were recorded at their fair value of $64,112 and treated as deferred loan costs which were amortized over the term of the forbearance. In January 2006, the Company agreed to issue one of the holders of the production loans 60,301 shares of its common stock and warrants to purchase 30,150 shares of the Company's common stock at $0.50 per share which expire on January 4, 2008 in return for his forbearance under the loans until December 31, 2006. In addition, the Company agreed to begin making principal payments of $2,000 per month through December 31, 2006. The common stock and warrants were recorded at their fair value of $36,777 and treated as deferred loan costs which are being amortized over the terms of the forbearance. The Company is currently holding discussions with the holder of the remaining production payments in order to obtain his forbearance, however there can be no assurance that such forbearance will be obtained or will be on terms favorable to the Company.

     From time to time the Company incurs notes payable to settle outstanding accounts payable and other liabilities, finance expenditures and generate working capital. The balances of such notes payable were $2,516,894 and $1,377,333 at October 31, 2005 and April 30, 2005, respectively.

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

Net Cash Provided by Operating Activities

     Cash flows p operating activities were $2,148,687 for the nine months ended January 31, 2006 as compared to $569,678 provided by operating activities for the nine months ended January 31, 2005. This decrease was primarily due to the Company beginning to utilize some of the working capital raised by debt offerings to pay past operating costs which had been deferred, combined with a decrease in oil and natural gas revenues and an increase in professional fees incurred.

Net Cash Used in Investing Activities

     Cash flows provided by investing activities were $10,790 for the nine months ended January 31, 2006 as compared to $1,521,842 used by investing activities for the nine months ended January 31, 2005. This increase was due primarily to a decrease of $1,099,243 in oil and natural gas capital expenditures incurred related to workovers and a recompletion performed on three wells in the Bateman Lake field during fiscal 2005. In addition, the Company had proceeds from the sale of oil and natural gas properties of $475,000 during the nine months ended January 31, 2006.

Net Cash Provided by Financing Activities

     Net cash flows provided by financing activities totaled $2,104,579 for the nine months ended January 31, 2006 primarily from borrowings under a new line of credit from a bank and notes payable to investors combined totaling $2,291,775 offset by debt repayments totaling $174,696. Net cash provided from financing activities totaled $863,678 for the nine months ended January 31, 2005 primarily from borrowings under a new line of credit from a bank and notes payable to investors totaling $1,151,800 offset by the net repayments of debt totaling $123,878.

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

     We amortize natural gas and oil properties based on the unit-of-production method using estimates of proved reserve quantities. The amortizable base includes estimated future development costs and, where significant, dismantlement, restoration and abandonment costs, net of estimated salvage values. The depletion rates per Mcfe for the three and nine months ended January 31, 2006 and 2005 were $1.54 and $1.59 and $1.06 and $1.05, respectively.

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

Acquisition and Disposition of Oil and Natural Gas Properties

     On January 13, 2005, the Company executed a purchase and sale agreement with ARCOA Energy Partners I, L.P. ("ARCOA"), which was subsequently amended. Under the terms of the agreement, as amended, ARCOA acquired a net profits interest in three wells on the Company's Bateman Lake property for $1,800,000. The net profits interest is initially payable out of 75% of the monthly cash flows attributable to the Company's interest in such wells until payout, including a 12% rate of return. The net profits interest will then be reduced to 65% until the well has produced a total of $7 million of net cash flow to the Company's working interest. The net profits interest will be further reduced to 60% until the net cash flows attributable to the Company's working interest reaches a total of $9 million. At that time, the net profits interest will be reduced to 50% which will be the net profits percentage thereafter. To the extent that ARCOA elects to acquire a net profits interest of less than $1,800,000 the net profits amounts will be proportionately reduced. Furthermore, after June 1, 2006, ARCOA may elect to convert its net profits interest into common stock of the Company at a conversion rate of $1.25 per share. The value of the net profits interest will be determined based upon the net cash flows attributable to the reserves, discounted at 15%.

     On July 29, 2005, the Company completed the acquisition of all of the outstanding shares of Viking. Viking is a UK registered company with offices in London and owns a 26% interest in a company that owns the North Yorkshire gas fields  (an  extension  of the  Southern  North  Sea  Gas  Basin  onshore).  The
properties  include  licenses  covering   approximately  100,000  acres  onshore
including, four proved producing fields, two proved undeveloped fields and additional seismically mapped low risk exploration potential. Upon closing of this acquisition, the Company delivered 400,000 shares of its common stock, valued at $128,000, to Viking for distribution to its shareholders, with an obligation to deliver an additional 1.6 million shares of its common stock if certain defined goals are met or six months from the acquisition, unless there is a foreclosure on the assets of Viking's interest in the gas fields. Such additional shares, valued at $512,000 were issued on October 18, 2005. Viking's interest in the gas fields is security for debt in Viking Petroleum UK, Limited. Such debt is not currently in default, however the Company has no assurance that an event of default will not occur. Additionally, prior to the closing of the acquisition, the Company advanced $127,757 to Viking for working capital purposes. This amount is considered a component of the purchase price paid to acquire the stock of Viking. This transaction has been recorded using the purchase method of accounting and the results of operations subsequent to the acquisition date are recorded in the consolidated results of operations of the Company.

     On October 7, 2005, the Company entered into an agreement with Marathon Capital, LLC ("Marathon") and U.S. Energy Systems, Inc. ("USEY") to jointly seek to acquire the assets owned by Viking Petroleum UK Limited, an entity in which the Company owns a 26% interest through its wholly owned subsidiary Viking. The acquisition will be made through a newly created entity which will be owned 25% by each of Marathon and the Company in consideration of their contribution of assets and/or services, and 50% will be owned by an entity USEY will organize in consideration of a capital contribution of up to $5 million. It is anticipated that the aggregate purchase price for the assets will be approximately $60 million, of which $5 million will consist of the contributed capital. Additional funding of the acquisition is expected to consist of project financing secured by the acquired assets. The acquisition is subject to a number of uncertainties including the ability to purchase the assets from the current owners, the availability and commercial terms of project financing, and the performance of our joint venture partners. There can be no assurance that the transaction will be consummated based on these and other factors that are not within the control of the Company.

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

     The Company currently employs one person in the accounting department (the Chief Financial Officer) who is responsible for the day to day accounting and SEC reporting function of the Company. Daily transactions are accounted for, reconciled and processed to our accounting records solely by this person. This is considered a material weakness due to lack of segregation of responsibilities. The lack of resources in the accounting and reporting function of our internal controls also resulted in the Company not being able to file its quarterly financial statements during the year ended April 30, 2005 and for the quarterly periods ended July 31, 2005, October 31, 2005 and January 31, 2006 on a timely basis. As of the date of this filing the Company is compliant in all of its filings. Furthermore, during the course of completing the audit for the year ended April 30, 2005, several accounting adjustments were identified requiring adjustments to the current year and restatement of the financial statements for the year ended April 30, 2004 and to various of its Form 10-QSBs for each respective year.

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

     There has been no change in our internal controls over financial reporting that occurred during the three months ended January 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

     In January 2006, the Company issued 178,575 shares of its common stock to Larry C. Wallace in return for services valued at $50,000.

     In January 2006, the Company issued 250,000 shares of its common stock to John E. Seago in return for services valued at $77,500.

     In January 2006, the Company issued a total of 100,000 shares of its common stock to Ray Nesbit as consideration under the terms of a loan agreement.

     In January 2006, the Company issued a total of 90,000 shares of its common stock to Robert J. LeBlanc as consideration under the terms of a loan agreement and for the extension of the maturity date of a loan agreement.

     In January 2006, the Company issued a total of 40,000 shares of its common stock to Grace LeBlanc as consideration under the terms of a loan agreement.

     In January 2006, the Company issued a total of 50,000 shares of its common stock to Star Investments, Ltd as consideration for forbearance under a demand note.

     In January 2006, the Company issued 500,000 shares of its common stock to Wynden Energy in return for services valued at $155,000.

     In January 2006, the Company issued a total of 30,000 shares of its common stock to Giovanni Mucciacciaro as consideration under the terms of a loan agreement and for the extension of the maturity date of a loan agreement.

     In January 2006, the Company issued a total of 20,000 shares of its common stock to James C. Lopez as consideration under the terms of a loan agreement.

     In January 2006, the Company issued 25,000 shares of its common stock to Carl Hannah Corporation in return for services valued at $7,750.

         In January 2006, the Company issued 407,648 shares of its common stock to Marshall Smith in settlement of accounts payable totaling $156,000.

     In January 2006, the Company issued a total of 75,586 shares of its common stock to the Bargus Partnership as consideration under the terms of a loan agreement and for the extension of the maturity date of a loan agreement.

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

                         VTEX Energy, Inc.
                         (Registrant)

                         By       /S/ Stephen F. Noser
                                  --------------------------
                                  Stephen F. Noser
                                  President
                                  Principal Executive Officer
                                  Date:    April 24 2006

                         By       /S/ Randal B. McDonald, Jr.
                                  ---------------------------
                                  Randal B. McDonald, Jr.
                                  Chief Financial Officer
                                  Principal Financial and Accounting Officer
                                  Date:    April 24, 2006