Form 10QSB/A
period 2005-01-31
VTEX ENERGY INC
filed 2006-05-01
CIK 1036265

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

                                EXPLANATORY NOTE

     We are filing this amendment to our quarterly report for the quarter ended January 31, 2005 to correct certain errors in the Company's financial statements as of, and for the nine months ended January 31, 2005 and 2004. Such errors were discovered in conjunction with the audit of the Company's financial statements as of and for the year ended April 30, 2005 and included the failure to record the correct amount of the asset retirement obligation ("ARO") in accordance with Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." In addition, corresponding amounts of ARO capitalized costs, depletion expense and accretion expense were also misstated for the nine months ended January 31, 2005 and 2004. Additionally, the Company did not record certain property taxes owed and certain stock, warrant and option transactions which the Company was obligated to issue or grant. The effect of the restatement is described more fully in Note 2 of these financial statements

     For convenience and ease of review we are filing our quarterly report on Form 10-QSB/A Amendment No. 1 for the quarterly period ended January 31, 2005 in its entirety with the applicable changes necessary to reflect the adjustments described above. All information contained in this amended report, including the related notes to the consolidated financial statements are as of January 31, 2005 as originally included in our quarterly report on Form 10-QSB filed with the SEC on April 15, 2005.

                                      INDEX
                                                                      PAGE
 PART I. FINANCIAL INFORMATION
     Item 1. Financial Statements
          Consolidated Balance Sheets as of January 31, 2005 (Restated)
               and April 30, 2004                                      3
          Consolidated Statements of Operations for the Three Months
               Ended January 31, 2005 (Restated) and 2003 (Restated)   5
          Consolidated Statements of Operations for the Nine Months
               Ended January 31, 2005 (Restated) and 2003 (Restated)   6
          Consolidated Statements of Cash Flow for the Nine Months
               Ended January 31, 2005 (Restated) and 2003 (Restated)   7
          Notes to Consolidated Financial Statements                   8
     Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         19
     Item 3. Procedures and Controls                                  25

PART II. OTHER INFORMATION
     Item 1. Legal Proceedings                                        26
     Item 2. Changes in Securities and Use of Proceeds                26
     Item 3. Defaults Upon Senior Securities                          27
     Item 4. Submission of Matters to a Vote of Security Holders      27
     Item 5. Other Information                                        27
     Item 6. Exhibits and Reports on Form 8-K                         28

SIGNATURES                                                            28

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                VTEX ENERGY, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                January 31, 2005  April 30, 2004
                                                 --------------   --------------
                                                   Unaudited
                                                    Restated
                                                    --------

    ASSETS

 CURRENT ASSETS
    Cash                                         $      68,089    $     156,575
    Certificates of deposit                             98,917           75,000
    Accounts receivable, trade                          59,876          165,262
    Joint interest billings receivable                  82,592           25,865
    Note receivable                                       -              67,000
    Advances to related parties                           -              10,000
    Other current assets                                23,370           82,051
                                                 --------------   --------------
         Total current assets                          332,844          581,753
                                                 --------------   --------------

 OIL AND NATURAL GAS PROPERTIES - Full
    cost method of accounting                       18,425,026       16,996,853

    Less accumulated depletion,
       depreciation and amortization              (  1,462,366)    (  1,310,150)
                                                 --------------   --------------
          Oil and natural gas
             properties, net                        176,962,660       15,686,703
                                                 --------------   --------------

 OTHER ASSETS
    Other property and equipment, net of
       accumulated depreciation of $105,661
       and $91,720 at January 31, 2004 and
       April 30, 2004, respectively                     52,597           34,941
    Long term accounts receivable (net of
       allowance for doubtful accounts of
       $135,119 at October 31, 2004 and
       April 30, 2004)                                    -              28,000
    Deferred loan costs, net of accumulated
       amortization of $338,114 and $126,750
       at January 31, 2004 and April 30, 2004,
       respectively                                     26,398          134,350
    Other assets                                        46,750           19,277
                                                 --------------   --------------
          Total other assets                           125,745          216,568
                                                 --------------   --------------
TOTAL ASSETS                                     $  17,421,249    $  16,485,024
                                                 ==============   ==============




               The accompanying notes are an integral part of the
                        consolidated financial statements

                                VTEX ENERGY, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                January 31, 2005  April 30, 2004
                                                 --------------   --------------
                                                   Unaudited
                                                    Restated
                                                    --------


    LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
    Line of credit - related party               $   1,839,143    $   1,839,143
    Line of credit - bank                              246,537          100,000
    Notes payable, net of discount of $86,567
       at January 31, 2005                           1,100,910          306,092
    Production payments payable - related party        934,518          934,518
    Production payments payable                        305,503          254,000
    Accounts payable - trade                         1,501,264          805,533
    Royalties payable                                  752,112          654,191
    Working interest revenues payable                   69,856           94,232
    Taxes payable                                      201,727          201,478
    Advances from related parties                      244,906          252,406
    Accrued interest                                   632,946          486,043
                                                 --------------   --------------
          Total current liabilities                  7,829,422        5,927,636
                                                 --------------   --------------

 NONCURRENT LIABILITIES
    Asset retirement obligations                     1,209,617        1,165,330
                                                 --------------   --------------
          Total noncurrent liabilities               1,209,617        1,165,330
                                                 --------------   --------------

COMMITEMENTS AND CONTINGENCIES                           -                -

 STOCKHOLDERS' EQUITY
    Preferred stock class A-1, cumulative
       convertible; $0.001 par value per
       share, 3,000 shares authorized;
       no shares issued or outstanding                    -                -
    Preferred stock class AA-1, cumulative
       convertible; $0.01 par value per
       share, 500,000 shares authorized;
       395,879 shares issued and outstanding             3,959            3,959
    Preferred stock class B, noncumulative
       nonconvertible; $0.001 par value per
       share, 500,000 shares authorized;
       500,000 shares issued and outstanding              500               500
    Common stock, $0.001 par value per share;
       150,000,000 shares authorized; 7,540,489
       and 5,848,681 shares issued and
       outstanding at January 31, 2005 and
       April 30, 2004, respectively                      7,540            5,849
    Additional paid-in capital                      31,916,335       29,976,623
    Accumulated deficit                           ( 23,546,124)    ( 20,594,873)
                                                 --------------   --------------
          Total stockholders' equity                 8,382,210        9,392,058
                                                 --------------   --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $  17,421,249    $  16,485,024
                                                 ==============   ==============





               The accompanying notes are an integral part of the
                       consolidated financial statements

                                VTEX ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                 Three Months Ended January 31,
                                                 -------------------------------
                                                      2005             2004
                                                      ----             ----
                                                    Restated         Restated
                                                    --------         --------

REVENUES
   Oil sales                                     $        -    $         53,739
   Natural gas sales                                   140,362          204,624
                                                 --------------   --------------
         Total Revenues                                140,362          258,363
                                                 --------------   --------------

EXPENSES
   Lease operating expense                             128,239          152,566
   Production taxes                                     22,811           33,109
   Depletion expense                                    21,701           84,403
   General and administrative expense                  937,444          190,185
   Accretion expense                                    22,677           20,325
                                                 --------------   --------------
         Total operating expenses                    1,132,872          480,588
                                                 --------------   --------------

OTHER INCOME (EXPENSE)
   Other income                                          4,690              274
   Interest expense                               (    240,139)    (     52,435)
                                                 --------------   --------------
         Total other income (expense)             (    235,449)    (     52,161)
                                                 --------------   --------------

NET LOSS                                         $(  1,227,959)   $(    274,386)
                                                 ==============   ==============

NET LOSS PER SHARE - Basic and Diluted           $(       0.15)   $(       0.06)
                                                 ==============   ==============

WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING                                8,311,114        4,413,959
                                                 ==============   ==============




               The accompanying notes are an integral part of the
                       consolidated financial statements

                                VTEX ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                  Nine Months Ended January 31,
                                                 -------------------------------
                                                      2005             2004
                                                      ----             ----
                                                    Restated         Restated
                                                    --------         --------

REVENUES
   Oil sales                                     $      57,321    $     233,324
   Natural gas sales                                   834,227          737,753
                                                 --------------   --------------
         Total Revenues                                891,548          971,077
                                                 --------------   --------------

EXPENSES
   Lease operating expense                             387,306          537,131
   Production taxes                                    101,346          106,803
   Depletion expense                                   152,216          140,568
   General and administrative expense                2,494,362          824,156
   Accretion expense                                    66,787           60,977
                                                 --------------   --------------
         Total operating expenses                    3,202,017        1,669,635
                                                 --------------   --------------
OTHER INCOME (EXPENSE)
   Other income                                         12,111              898
   Interest expense                               (    652,893)    (    161,740)
                                                 --------------   --------------
         Total other income (expense)             (    640,782)    (    160,842)
                                                 --------------   --------------
Loss Before Cumulative Effect of Change
   in Accounting Principle                        (  2,951,251)    (    859,400)
Cumulative Effect of Change in Accounting
   Principle                                              -        (    275,533)
                                                 --------------   --------------
NET LOSS                                         $(  2,951,251)   $(  1,134,933)
                                                 ==============   ==============

NET LOSS PER SHARE - Basic and Diluted
   Loss Before Cumulative Effect of Change
      in Accounting Principle                    $(       0.40)   $(       0.17)
   Cumulative Effect of Change in Accounting
      Principle                                            -       (       0.06)
                                                 --------------   --------------
   Net Loss                                      $(       0.40)   $(       0.23)
                                                 ==============   ==============

WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING                                7,382,708        4,979,108
                                                 ==============   ==============




               The accompanying notes are an integral part of the
                       consolidated financial statements

                                VTEX Energy, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)


                                                  Nine Months Ended January 31,
                                                 -------------------------------
                                                      2005             2004
                                                      ----             ----
                                                    Restated         Restated
                                                    --------         --------

 CASH FLOWS FROM OPERATING ACTIVITIES
    Net Loss                                     $(  2,951,251)   $(  1,134,933)
    Adjustments to reconcile net loss to net
       cash provided by operating activities
          Cumulative effect of change in
             accounting principle                         -             275,533
          Depletion expense                            152,216          140,568
          Amortization expense                         437,395             -
          Depreciation expense                          13,941           10,416
          Bad debt expense                              28,000             -
          Accretion expense                             66,787           60,977
          Common stock issued for services           1,296,650          366,767
          Advances to related party applied to
             travel costs                               92,655             -
          Deferred offering costs expensed             156,744             -
          Write off option to purchase oil and
             natural gas properties                    215,000             -
    Changes in operating assets and liabilities
          Accounts receivable, trade                    48,659           85,294
          Other assets                                  31,208             -
          Accounts payable - trade                     709,474           95,560
          Royalties and working interest
             revenues payable                           73,545          119,359
          Other current liabilities                    198,655          171,675
                                                 --------------   --------------
Net cash provided by operating activities              569,678          191,216
                                                 --------------   --------------

 CASH FLOWS FROM INVESTING ACTIVITIES
    Investment in certificates of deposit         (     23,917)            -
    Oil and natural gas capital expenditures      (  1,428,173)    (    172,426)
    Proceeds from sales of oil and natural
       gas properties                                     -               5,100
    Asset retirement obligations paid             (     22,500)            -
    Purchase of property and equipment, other     (     31,597)    (     20,000)
    Payments received on note receivable                67,000             -
    Advances to related party                     (    170,155)            -
    Payments received on advances to
       related party                                    87,500             -
                                                 --------------   --------------
Net cash used in investing activities             (  1,521,842)    (    187,326)
                                                 --------------   --------------

 CASH FLOWS FROM FINANCING ACTIVITIES
    Borrowings on notes payable                      1,002,500          184,356
    Repayments of notes payable                   (    121,115)    (    144,567)
    Borrowings on lines of credit                      149,300           25,000
    Repayments of lines of credit                 (      2,763)    (     50,000)
    Repayments of advances from related parties   (      7,500)    (     30,000)
    Deferred offering costs incurred              (    156,744)            -
    Proceeds from issuance of common stock                -              63,750
                                                 --------------   --------------
Net cash provided by financing activities              863,678           48,539
                                                 --------------   --------------

 NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                          (     88,486)          52,429

 CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD                                156,575           14,542
                                                 --------------   --------------

 CASH AND CASH EQUIVALENTS,
    END OF PERIOD                                $      68,089    $      66,971
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

Going Concern

For the year ended April 30, 2004 our independent registered public accounting firm issued a going concern opinion. As shown in the financial statements, the Company has historically incurred net losses from operations and has incurred net losses of approximately $2,951,000 and $1,135,000 for the nine months ended January 31, 2005 and 2004, respectively, and losses are expected to be incurred in the near term. Current liabilities exceeded current assets by approximately $7,497,000 and $5,346,000 at January 31, 2005 and April 30, 2004, respectively, and the accumulated deficit is approximately $23,546,000 at January 31, 2005. Amounts outstanding and payable to creditors are in arrears and the Company is in negotiations with creditors to obtain extensions and settlements of outstanding amounts. Management anticipates that significant additional expenditures will be necessary to develop the Company's properties, which consist primarily of proved reserves that are non-producing, before significant positive operating cash flows will be achieved. Without outside investment from the sale of equity securities or debt financing our ability to execute our business plan will be limited. These factors are an indication that the Company may be unable to continue in existence.

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

Restatement

We are filing this amendment to our quarterly report for the quarter ended January 31, 2005 to correct certain errors in the Company's financial statements as of, and for the nine months ended January 31, 2005 and 2004. Such errors were discovered in conjunction with the audit of the Company's financial statements as of and for the year ended April 30, 2005 and included the failure to record the correct amount of the asset retirement obligation ("ARO") in accordance with Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." In addition, corresponding amounts of ARO capitalized costs, depletion expense and accretion expense were also misstated for the three and nine months ended January 31, 2005 and 2004. Additionally, the Company did not record certain property taxes owed and certain stock, warrant and option transactions which the Company was obligated to issue or grant. The effect of this restatement was to increase the net loss for the three months ended January 31, 2005 and 2004 by $223,136 and $16,867 or $0.01 and $0.00 per
share, respectively. The effect of this restatement was to increase the net loss for the nine months ended January 31, 2005 and 2004 by $1,272,156 and $173,087, respectively, or $0.15 and $0.04 per share, respectively. These adjustments reduced total stockholders' equity by $303,209 as of January 31, 2005.

For convenience and ease of review we are filing our quarterly report on Form 10-QSB/A Amendment No. 1 for the quarterly period ended January 31, 2005 in its entirety with the applicable changes necessary to reflect the adjustments described above. All information contained in this amended report, including the related notes to the consolidated financial statements are as of January 31, 2005 as originally included in our quarterly report on Form 10-QSB filed with the SEC on April 15, 2005. Where applicable, corresponding notes have been adjusted to conform to this restatement.

The following is a comparison of the previously reported and restated amounts for the Consolidated Balance Sheet and Consolidated Statement of Operations as of and for the nine months ended January 31, 2005.

                                             As Reported     Adjustment      As Restated
                                             ------------   ------------    ------------
        Consolidated Balance Sheet
        --------------------------
Oil and natural gas properties               $ 18,519,574   $(    94,548)   $ 18,425,026
Accumulated depletion,
   depreciation and amortization              ( 1,493,283)        30,917     ( 1,462,366)
Oil and natural gas properties, net            17,026,291    (    63,631)     16,962,660
Deferred loan costs                                15,942         10,456         26,398
Total other assets                                115,289         10,456        125,745
Total assets                                   17,474,424    (    53,175)     17,421,249
Notes payable                                   1,042,096         58,814      1,100,910
Accounts payable - trade                        1,310,044        191,220       1,501,264
Total current liabilities                       7,579,388        250,034       7,829,422
Additional paid-in capital                     30,660,762      1,255,573      31,916,335
Accumulated deficit                           (21,987,342)   ( 1,558,782)    (23,546,124)
Total stockholders' equity                      8,685,419    (   303,209)      8,382,210
Total liabilities and
   stockholders' equity                      $ 17,474,424   $(    53,175)   $ 17,421,249

   Consolidated Statement of Operations
   ------------------------------------
Lease operating expense                      $    374,529   $     12,777    $    387,306
General and administrative expense              1,519,853        974,409       2,494,362
Accretion expense                                  83,493    (    16,706)         66,787
Total operating expense                         2,231,537        970,480       3,202,017
Interest expense                                  351,217        301,676         652,893
Total other expense, net                          339,106        301,676         540,782
Net loss                                     $( 1,679,095)  $( 1,272,156)   $( 2,951,251)
Loss per share                               $(      0.25)  $(      0.15)   $(      0.40)

The following is a comparison of the previously reported and restated amounts for the Consolidated Statement of Operations for the nine months ended January 31, 2004.

                                             As Reported     Adjustment      As Restated
                                             ------------   ------------    ------------
   Consolidated Statement of Operations
   ------------------------------------
Lease operating expense                      $    438,764   $     98,367    $    537,131
Depletion expense                                 176,923    (    36,355         140,568
Accretion expense                                  39,921         21,056          60,977
Total operating expense                         1,586,567         83,068       1,669,635
Loss before cumulative effect of
   change in accounting principle             (   776,332)   (    83,068)   (   859,400)
Cumulative effect of change in
   accounting principle                       (   185,514)   (    90,019)   (   275,533)
Net loss                                     $(   961,846)  $(   173,087)  $( 1,134,933)
Loss per share -
   Before cumulative effect of change
      in accounting principle                $(       0.16) $(      0.01)  $(      0.17)
   Cumulative effect of change in
      accounting principle                   $(       0.03) $(      0.03)  $(      0.06)
   Net loss                                  $(       0.19) $(      0.04)  $(      0.23

The following is a comparison of the previously reported and restated amounts for the Consolidated Statement of Operations for the three months ended January 31, 2005.

                                              As Reported     Adjustment      As Restated
                                             ------------   ------------    ------------
   Consolidated Statement of Operations
   ------------------------------------
Lease operating expense                      $    123,980   $      4,259   $    128,239
General and administrative expense                769,216        168,228        937,444
Accretion expense                                  18,843          3,834         22,677
Total operating expense                           956,551        176,321      1,132,872
Interest expense                                  193,324         46,815        240,139
Total other expense, net                          188,634         46,815        235,449
Net loss                                    $(  1,004,823   $(   223,136)  $( 1,227,959
Loss per share - Basic and diluted          $(       0.14)  $(      0.01)  $(      0.15)


The following is a comparison of the previously reported and restated amounts for the Consolidated Statement of Operations for the three months ended January 31, 2004.

                                            As Reported     Adjustment      As Restated
                                             ------------   ------------    ------------
   Consolidated Statement of Operations
   ------------------------------------
Lease operating expense                      $    141,190   $     11,376    $    152,566
Depletion expense                                  85,930    (     1,527)         84,403
Accretion expense                                  13,307          7,018          20,325
Total operating expense                           463,721         16,867         480,588
Net loss                                     $(   257,519)  $(    16,867)   $(   274,386)

Changes in Accounting Principles

EEffective May 1, 2003, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations," which requires a liability for an asset retirement obligation to be recorded at its fair value in the period in which the obligation is incurred and a corresponding increase in the carrying amount of the related long-lived asset (see Note 6).

Revenue Recognition

The Company recognizes oil and natural gas revenue from its interests in producing wells as oil and natural gas is produced and sold from those wells. Oil and natural gas sold by the Company is not significantly different from the Company's share of production.

Oil and Natural Gas Properties

The Company follows the full cost method of accounting for its oil and natural gas properties. All costs associated with property acquisition, exploration, and development activities are capitalized in a single cost center located within the United States. Internal costs directly identified with the acquisition, exploration and development activities of the Company are also capitalized. Capitalized costs are amortized on the unit-of-production basis using proved oil and natural gas reserves. Capitalized costs are subject to a "ceiling test" and limited to the present value of estimated future net revenues less estimated future expenditures using a discount factor of ten percent. Should capitalized costs exceed the present value of our reserves discounted at ten percent the excess is charged to operations. Once incurred, an impairment of oil and natural gas properties can not be reversed at a later date. Impairment of oil and natural gas properties is assessed on a quarterly basis in conjunction with our quarterly filings with the SEC. Sales of proved and unproved oil and natural gas properties are treated as reductions of the capitalized cost pool, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves. At January 31, 2005 and April 30, 2004, there were no costs of unproved properties or major development projects included in the capitalized cost pool. The depletion rates per Mcfe for the three and nine months ended January 31, 2005 and 2004 were $1.06 and $1.05 and $1.66 and $0.74, respectively.

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

Loss Per Share

Loss per share has been calculated using the weighted average number of shares outstanding. Outstanding warrants and other potentially dilutive securities have been excluded from the calculation of loss per share, as their effect would be anti-dilutive due to the Company incurring a net loss for all periods presented. Additionally, included in weighted average shares outstanding are 1,159,500 shares the Company is obligated to issue at January 31, 2005, of which the weighted average effect of such shares totals 783,454 and 516,093 for the three and nine months ended January 31, 2005, respectively. At January 31, 2005, there are 250,000 warrants that are potentially dilutive common shares. There were no potentially dilutive common shares at January 31, 2004.

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

         Supplemental Disclosures of Cash Flow Information:
                                                           Nine Months Ended
                                                              January 31,
                                                           -----------------
                                                           2005         2004
                                                           ----         ----
                                                         Restated
                                                         --------
Cash Payments
   Interest                                           $    15,816   $     9,685

Noncash financing activities
   Accrued interest converted into
      production payments                             $    51,503   $      -
   Common stock and warrants issued for services      $ 1,296,650   $   366,767
   Common stock and warrants issued to note holders
      recorded as debt discounts                      $   312,598   $      -
   Common stock and warrants issued for debt
      extensions and a guarantee                      $   103,412   $      -
   Common stock issued to settle accounts payable     $    13,743   $      -
   Common stock warrants issued for option to
      purchase oil and natural gas properties         $   215,000   $      -
   Stock appreciation rights issued for accrued
      payroll and advances from related party         $      -   $      240,000
  Oil and natural gas properties sold for the
      assumption of accounts payable                  $      -   $      500,278
  Common stock issued for the purchase of
      other assets                                    $      -   $       27,500


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

Note 5.  Debt

Total debt at January 31, 2005 and April 30, 2004 consists of the following:

                                        January 31, 2005   April 30, 2004
                                         --------------    --------------
                                            (Restated)

       Lines-of-credit                   $   2,085,680     $   1,939,143
       Production payments payable           1,240,021         1,188,518
       Other notes payable                   1,100,910           306,092
                                         --------------    --------------
                                             4,426,611         3,433,753
       Less current portion             (    4,426,611)     (  3,433,753)
                                        ---------------    --------------
                                        $        -         $      -
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

During October and November of 2003, the Company issued a series of 12% notes totaling $40,000 to investors for working capital loans. The Company also issued the investors 40,000 shares of its common stock. The stock issued was recorded at its fair market value of $27,600 and treated as deferred loan cost which is being amortized over six months. The notes were due on dates ranging from April 29, 2004 to May 26, 2004. The Company subsequently reached agreement with the investors to extend the due dates of the notes to dates ranging from April 29, 2005 to May 26, 2005 in return for the issuance of 28,250 shares of its common stock and warrants to purchase 5,000 of its common stock at $0.50 per share which expire on dates ranging from April 29, 2006 to May 26, 2006. The stock and warrants were recorded at their fair market value of $17,048 and treated as deferred loan cost which is being amortized over the terms of the extensions. As of January 31, 2005, 4,500 shares of the common stock had not been issued, however their fair value has been included in stockholders' equity.

During the period June through November of 2004, the Company issued a series of 12% notes totaling $1,002,500 to investors for working capital purposes. The Company also provided for the issuance to the investors of 452,500 shares of its common stock with a fair value of $222,025 and warrants to purchase 200,000 shares of the Company's common stock at $0.50 per share with a fair value of $95,673 which expire on dates ranging from June 18, 2006 to November 22, 2006. The common stock and warrants were recorded at their fair value and treated as a debt discount which is being amortized over the terms of the loans. Interest on the notes is payable quarterly and the principal balances mature on dates ranging from June 18, 2005 to November 22, 2005. Unamortized debt discount was $86,567 at January 31, 2005.

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

The following table describes all changes to the Company's ARO liability:

                                                 Nine Months Ended January 31,
                                              ----------------------------------
                                                    2005              2004
                                                    ----              ----
                                                 (Restated)        (Restated)

Beginning asset retirement obligations        $   1,165,330     $     1,084,028
   Accretion expense                                 66,787              60,977
   Asset retirement costs incurred             (     22,500)               -
                                              --------------    ----------------
Ending asset retirement obligations           $   1,209,617     $     1,145,005
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

During the nine months ended January 31, 2005, the Company issued 579,999 shares of its common stock having a fair value of $300,350 for services and 50,000 shares of the Company's common stock having a fair value of $13,743 to settle outstanding accounts payable.

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

During the nine months ended January 31, 2005, the Company incurred obligations to issue 825,000 shares of common stock to consultants for services having a fair value of $314,750. As of January 31, 2005, these shares had not been issued, but their fair value has been included in stockholders' equity.


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

During the nine months ended January 31, 2005, the Company issued warrants to purchase 205,000 shares of its common stock at $0.50 per share to investors under the terms of notes payable. The warrants had a fair value of $98,418 and expire on dates ranging from June 18, 2006 to November 22, 2006.

During the nine months ended January 31, 2005, the Company issued warrants to purchase 500,000 shares of its common stock at $0.50 per share under the terms of an option agreement to purchase oil and natural gas properties. The warrants had a fair value of $215,000 and expire on July 13, 2009.

During the nine months ended January 31, 2005, the Company issued warrants to purchase 1,500,000 shares of its common stock at $0.50 for services. The warrants had a fair value of $681,550 and expire on dates ranging from October 12, 2006 to December 27, 2006.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following is management's discussion and analysis of significant factors that have affected certain aspects of our financial position and operating results during the periods included in the accompanying unaudited condensed consolidated financial statements. This discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements included elsewhere in this Form 10-QSB/A Amendment No. 1 and with Management's Discussion and Analysis of Financial Condition and Results of Operations and our audited consolidated financial statements for the year ended April 30, 2004, as amended, included in our annual report on Form 10-KSB for the year ended April 30, 2005 filed with the SEC on August 15, 2005.

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

                                                                Percent of          Percent of        Percent of
                                                              April 30, 2004          Revenue          Revenue
                                                             Estimated Future       Six Months        Six Months
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
                               ==============    ==============    ==============

     Production expenses for the three months ended January 31, 2005 decreased 19% to $151,050 compared to $185,675 for the same period in fiscal 2004. Production expense per equivalent unit increased to $7.40 per Mcfe for the three months ended January 31, 2005 compared to $3.65 in the same period in fiscal 2004. This increase in production expense per Mcfe is caused by the effect of fixed lease operating expenses combined with a significant decrease in production volumes.me period in fiscal 2004.

     Depletion expense decreased from $84,403 for the three months ended January 31, 2004 to $21,701 for the three months ended January 31, 2005. This 74% decrease was primarily due to a 60% decrease in Mcfe production volumes and a positive revision in reserve volume estimates since April 30, 2003 which decreased the depletion rate on an Mcfe basis.

     General and Administrative expenses for the three months ended January 31, 2005 increased by $747,259 to $937,444 compared to $190,185 for the three months ended January 31, 2004. The increase was primarily due to the value of warrants issued for an option to purchase oil and natural gas properties of $215,000 and deferred offering costs of $156,744, both of which were expensed in the third quarter of fiscal 2005. Contract services incurred by the Company increased from $62,699 for the three months ended January 31, 2004 to $419,382 for the three months ended January 31, 2005.

     Accretion expense for the three months ended January 31, 2005 increased by $2,441 to $22,676 compared to $20,235 for the three months ended January 31, 2004. This increase was due to the normal compound effect of the discount factor.

     Interest expense for the three months ended January 31, 2005 increased by 358% to $240,139 from $52,435 for the same period in fiscal 2004. The increase was due primarily to the addition of a $250,000 line of credit with a bank in April 2004, the addition of $950,000 in notes payable to investors during the current fiscal year and an increase in amortization of loan discount and deferred loan costs of $157,597 relating to the notes payable issued to investors during the current fiscal quarter.

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

                                                                               2005 Period
                                                                         Compared to 2004 Period
                               Nine  Months Ended January 31,      --------------------------------
                               --------------------------------       Increase         % Increase
                                    2005              2004            Decrease)         (Decrease)
                               --------------    --------------    --------------    --------------
Production volumes -
   Oil (Bbls)                          1,628             8,128      (      6,500)    (         80%)
   Natural Gas (MCF)                 135,882           142,064      (      6,182)    (          4%)
Average sales prices -
   Oil (per Bbl)               $       35.21     $       28.71     $        6.50               23%
   Natural gas (per MCF)                6.14              5.19              0.95               18%
Operating revenue
   Oil                         $      57,321     $     233,324     $(    176,003)     (        75%)
   Natural gas                       834,227           737,753            96,474               13%
                               --------------    --------------    --------------
                               $     891,548     $     971,077     $(     79,529)     (         8%)
                               ==============    ==============    ==============

     Production expenses for the nine months ended January 31, 2005 decreased 24% to $488,652, compared to $643,934 for the same period in fiscal 2004. Production expense per equivalent unit remained virtually unchanged at $3.35 per Mcfe for the nine months ended January 31, 2005 compared to $3.37 in the same period in fiscal 2004.

     Depletion expense increased from $140,568 for the nine months ended January 31, 2004 to $152,216 for the nine months ended January 31, 2005. This 8% increase was primarily due to a 42% increase in the depletion rate per Mcfe partially offset by a 24% decrease in Mcfe production volumes.

     General and Administrative expenses for the nine months ended January 31, 2005 increased by $1,670,206 to $2,494,362 compared to $824,156 for the nine months ended January 31, 2004. The increase was primarily due to an increase of $1,046,741 in consulting services, the value of warrants issued for an option to purchase oil and natural gas properties of $215,000 and deferred offering costs of $156,744. In addition during the nine months ended January 31, 2005, the Company incurred $149,406 in travel costs relating to fund raising efforts and $35,961 in costs to a vendor associated with the settlement of a dispute over past due accounts payable. To conserve cash the Company paid $1,296,650 and $366,767 of consulting expense by the issuance of common stock and warrants to purchase common stock during the nine months ended January 31, 2005 and 2004, respectively.

     Accretion expense for the nine months ended January 31, 2005 increased by $5,810 to $66,787 compared to $60,977 for the nine months ended January 31, 2004. This increase was due to the normal compound effect of the discount factor.

     Interest expense for the nine months ended January 31, 2005 increased by 304% to $652,873 from $161,740 for the same period in fiscal 2004. The increase was due primarily to the addition of a $250,000 line of credit with a bank in April 2004, the addition of $950,000 in notes payable to investors during the current fiscal year and an increase in amortization of loan discount and deferred loan costs relating to the notes payable issued to investors during the current fiscal year totaling $437,395.

     We adopted SFAS No. 143 effective May 1, 2003 and recorded a cumulative effect of change in accounting principle of $275,533 during the nine months ended January 31, 2004.

Financial Condition and Capital Resources

     Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations. During the nine months ended January 31, 2005 and 2004, the Company reported losses of approximately $2,951,000 and $1,135,000, respectively. The Company's continuing negative operating results have produced a working capital deficit of approximately $7,497,000 at January 31, 2005. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's long-term viability as a going concern is dependent upon the Company's ability to obtain sources of outside financing to support near term operations and to allow the Company to make strategic investments in new oil and natural gas prospects which will provide the Company the ability to increase profitability and sustain a cash flow level that will ensure support for continuing operations.

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

     From time to time the Company incurs notes payable to settle outstanding accounts payable and other liabilities, finance expenditures and generate working capital. The balances of such notes payable were $1,100,910, net of a discount of $86,567, and $306,092 at January 31, 2005 and April 30, 2004,
respectively.

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

     We amortize natural gas and oil properties based on the unit-of-production method using estimates of proved reserve quantities. The amortizable base includes estimated future development costs and, where significant, dismantlement, restoration and abandonment costs, net of estimated salvage values. The depletion rates per Mcfe for the three and nine months ended January 31, 2005 and 2004 were $1.06 and $1.05 and $1.66 and $0.74, respectively.

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

     There has been no change in our internal controls over financial reporting that occurred during the three months ended January 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

                            VTEX Energy, Inc.
                            (Registrant)

                            By       /S/    Stephen F. Noser
                                     -------------------------
                                     Stephen F. Noser
                                     President
                                     Principal Executive Officer
                                     Date:    May 1, 2006

                            By       /S/    Randal B. McDonald, Jr.
                                     -------------------------------
                                     Randal B. McDonald, Jr.
                                     Chief Financial Officer
                                     Principal Financial and Accounting Officer
                                     Date:    May 1, 2006