Form 10KSB
period 2006-04-30
VTEX ENERGY INC
filed 2006-09-20
CIK 1036265

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB


_X_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended April 30, 2006

___ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-22661

                                VTEX ENERGY, INC.
                 (Name of small business issuer in its charter)





                      Nevada                            76-0582614
          (State or other jurisdiction of            (I.R.S. Employer
           incorporation or organization)           Identification No.)

  11811 North Freeway, Suite 200, Houston, Texas           77060
     (Address of principal executive offices)            (Zip Code)





       Registrant's telephone number, including area code: (281) 445-5880

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

     The issuer's revenues for its most recent fiscal year were $641,621.

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer was $5,465,278 as of July 31, 2006, based upon the average bid and asked price of $0.37 per share of such common equity as of that date.

     As of July 31, 2006, there were 15,087,689 shares of common stock, $0.001 par value, outstanding.

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

PART II......................................................................11

   Item 5.     Market for Common Equity and Related Stockholder Matters......11
   Item 6.     Management's Discussion and Analysis..........................12
   Item 7.     Financial Statements..........................................22
   Item 8.     Changes in and Disagreements With Accountants on
                 Accounting and Financial Disclosure.........................46
   Item 8A.    Controls and Procedures.......................................46
   Item 8B.    Other Information.............................................47

PART III.....................................................................47

   Item 9.    Directors, Executive Officers, Promoters and Control
                 Persons; Compliance With Section 16(a) of the Exchange Act..47
   Item 10.    Executive Compensation........................................48
   Item 11.    Security Ownership of Certain Beneficial
                 Owners and Management.......................................50
   Item 12.    Certain Relationships and Related Transactions................50
   Item 13.    Exhibits and Reports on Form 8-K..............................51
   Item 14.    Principal Accountant Fees and Services........................51

Forward Looking Statements

     This Form 10-KSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-KSB, including without limitation the statements under "Description of Business," "Description of Property" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the nature of the Company's oil and natural gas reserves, productive wells, acreage, and drilling activities, the adequacy of the Company's financial resources, current and future industry conditions and the potential effects of such matters on the Company's business strategy, results of operations and financial position, are forward-looking statements. When used in this document, the words "anticipate," "estimate," "expect," "may," "project," "believe," "budgeted," "intend," "plan," "potential," "forecast," "might," "predict," "should" and similar expressions are intended to be among the statements that identify forward looking statements. Such statements involve risks and uncertainties, including, but not limited to, those relating to the results of and our dependence on our exploratory and development drilling activities, the volatility of oil and natural gas prices, the need to replace reserves depleted by production, operating risks of oil and natural gas operations, our dependence on key personnel, our reliance on technological development and possible obsolescence of the technology currently used by us, the significant capital requirements of our exploration and development and technology development programs, the potential impact of government regulations and liability for environmental matters, results of litigation and audits, expansion of our capital budgets, our ability to manage our growth and achieve our business strategy, competition from larger oil and natural gas companies, the uncertainty of reserve information and future net revenue estimates, property acquisition risks and other factors detailed in this Form 10-KSB for the year ended April 30, 2006 and other filings with the SEC ("SEC"). Although the Company believes that the expectations reflected in the forward-looking statements contained herein are reasonable, no assurance can be given that such expectations will prove to have been correct. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. The Company assumes no duty to update or revise its forward-looking statements based on changes in internal estimates or expectations or otherwise.

                                     PART I

Item 1.     Description of Business

General

     VTEX Energy, Inc., a Nevada corporation (the "Company" or "VTEX"), is an independent oil and natural gas company engaged in acquiring, exploiting, developing and operating oil and natural gas properties, with a focus on Texas and Louisiana. The Company has one wholly owned subsidiary, Vector Exploration, Inc., and is headquartered in Houston, Texas. The estimated proved oil and natural gas reserves of the Company at April 30, 2006 were 108,000 barrels of crude oil and condensate and 10,277,000 MCF (thousand cubic feet) of natural gas. These reserves have an estimated $27 million in future net cash flow, discounted at 10%. Of these reserves, an estimated 76,000 barrels of crude oil and condensate and 6,880,000 MCF of natural gas with an estimated $16 million in future net cash flow, discounted at 10%, are considered to be proved developed. The Company's reserves are located in two fields, Bateman Lake and Mustang Island 818-L.

                                                          Percent of
                                                        April 30, 2006
                                                       Estimated Future     Percent of
                                                        Net Cash Flows      Fiscal 2006
       Field                     Location              Discounted at 10%      Revenue
--------------------    ---------------------------    -----------------    ------------
Bateman Lake            St. Mary Parish, Louisiana           45.26%             1.10%

Mustang Island 818-L    State Waters Offshore Texas          54.74%            98.90%

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

Going Concern Risk

     The Company has had, and could have, losses, deficits and deficiencies in liquidity, which could impair its ability to continue as a going concern. In
Note 1 to its consolidated financial statements, the Company's independent auditors have indicated that certain factors raise substantial doubt about the Company's ability to continue as a going concern. Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations. During the years ended April 30, 2006 and 2005, the Company reported losses of approximately $7,447,000 and $3,960,000, respectively. The Company's continuing negative operating results have produced a working capital deficit of approximately $8,579,000 at April 30, 2006. These factors raise substantial doubt about the Company's ability to continue as a going concern.

     The Company's long-term viability as a going concern is dependent on certain factors primarily including:

         o The Company's ability to obtain sources of outside financing to support near term operations and to allow the Company to make strategic investments in new oil and natural gas prospects;

         o The Company's ability to locate attractive development prospects, and coordinate with timely funding that will allow the Company to continue to increase oil and natural gas reserves and production; and

         o The Company's ability to attain profitability and sustain a cash flow level that will ensure support for continuing operations.

         o The Company's ability to settle significant delinquent obligations and meet other operating criteria including its legal requirments for environmental bonds.

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

     There are many additional risks incident to drilling for and producing oil and natural gas. These risks include blowouts, cratering, fires, equipment failure and accidents. Any of these events could result in personal injury, loss of life and environmental and/or property damage. If such an event does occur, the Company may be held liable for properties it operates and may not be fully insured against these risks. In fact, many of these risks are not insurable. The occurrence of such events that are not fully covered by insurance may require the Company to pay damages, which would reduce the Company's profits. As of April 30, 2006, we have not experienced any material losses due to these types of events.

Dependence upon One or a Few Major Customers

     The Company currently markets the oil and natural gas production from its properties to three customers, one of which represents sales in excess of 10% of the Company's total oil and natural gas revenues. This customer represents approximately 98% of the Company's total oil and natural gas revenues during the year ended April 30, 2006. During the year ended April 30, 2005, the Company marketed its oil and natural gas production from its properties to three customers, two of which represented sales in excess of 10% of the Company's total oil and natural gas revenues. These two customers represented approximately 83% and 14% of the Company's total oil and natural gas revenues, respectively. The availability of oil and natural gas purchasers, with respect to onshore production, is such, however, that any customer discontinuing purchases from the Company will normally be replaced by another buyer.

         Approximately $26,000,000, or 53%, of estimated future cash flows from the Company's proved reserves is expected to be generated from offshore production from the Company's Mustang Island Block. Available purchasers and transportation facilities are much more limited for offshore production.

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

     Since its acquisition in November 1998, the Company has produced from four different wells in Bateman Lake. The following shows the Company's production history from Bateman Lake:

                        Natural Gas        Oil/Condensate       Gross
     Fiscal Year     Production (MCF)     Production (BBL)     Revenue
     -----------     ----------------     ----------------     --------
       2000               210,833               2,195           $617,167
       2001               163,270               2,807           $970,540
       2002               141,062               2.229           $501,794
       2003                 9,102                 552           $ 48,596
       2004                36,503               2,312           $260,376
       2005                24,038                 857           $166,390
       2006                   867                   0           $  7,083

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

                        Natural Gas        Oil/Condensate       Gross
     Fiscal Year     Production (MCF)     Production (BBL)     Revenue
     -----------     ----------------     ----------------     --------
        2003              37,731                 -             $234,270
        2004             128,367                7,651          $895,436
        2005             132,741                  775          $842,132
        2006              88,981                   92          $634,538

     The Company is currently seeking an investor to provide $3 million for the workover of three wells in the Mustang Island 818-L block. This will allow for the conversion of approximately 4 Billion cubic feet of reserves from proved developed non-producing to proved developed producing.

Other Assets

     On November 22, 2000, the Company exchanged pipeline, meter stations, and related equipment acquired in the Mustang Island transaction for a cash payment of $150,000 and a 20% interest in Mustang Island Gathering, LLC, a Texas limited liability company and pipeline operator (the "LLC"). As part of the transaction, the Company entered into a five-year natural gas purchase agreement with the LLC. As a member of the LLC, the Company has been required to guarantee a portion of the LLC's bank debt, which is approximately $1.1 million in the aggregate. In addition, any member of the LLC has the right, but not the obligation, to transfer all of its membership units in the LLC to the Company in exchange for shares of its common stock. At April 30, 2006, the Company's percentage ownership in the LLC was approximately 11%.

Production Information

     The table below sets forth the net quantities of oil and natural gas production (net of all royalties, overriding royalties, and production due to others), the average sales prices, and the average production costs attributable to the Company's properties for the years ended April 30, 2006 and 2005.

                                         Year Ended April 30,
                                       ------------------------
                                          2006          2005
                                       ----------    ----------
        Net Production
        Oil (BBLS)                             92         1,628
        Gas (MCF)                         133,608       156,776

        Average Sales Prices
        Oil (per BBL)                  $    62.79    $    35.21
        Gas (per MCF)                  $     4.76    $     6.07

        Average Production Cost (1)
        Per Equivalent MCF of Gas (2)  $     5.62    $     3.80

        (1) Production costs include lease operating expenses, severance taxes, transportation, treatment, marketing, and other direct expenses

        (2) Oil production is converted to MCF using its estimated energy equivalent of six MCF per BBL

Reserve Information

     Oil and natural gas reserve information for the properties owned by the Company have been prepared internally by the Company for the year ended April 30, 2006 and by D. Raymond Perry, Jr., a registered petroleum engineer for the year ended April 30, 2005.

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

     The tables below set forth the estimated proved and proved developed reserves of crude oil (including condensate) and natural gas, all of which are located within the continental United States, associated with the properties owned by the Company for the years ended April 30, 2006 and 2005.

Proved Reserves at Year End
                                    Developed        Undeveloped     Total
                                    ---------        -----------     -----
Oil (BBLs) (in thousands)
April 30, 2006                            76               32          108
April 30, 2005                            50               53          103

Gas (MCF)
April 30, 2006                         6,880             3,397      10,277
April 30, 2005                         4,130             5,294       9,424

Changes in Proved Reserves
                                                  MCF                BBLS
                                            ------------        ------------
                                                     (In Thousands)
Estimated Quantity, April 30, 2004             15,516                  85
Production                                  (     157  )        (       2  )
Changes in Estimates                        (   5,935  )               20
                                            ------------        ------------
Estimated Quantity, April 30, 2005              9,424                 103

Production                                  (      90  )        (       1  )
Changes in Estimates                              943                   6
                                            ------------        ------------
Estimated Quantity, April 30, 2005             10,277                 108
                                            ============        ============

Oil and Natural Gas Wells

     The Company owns interests in productive oil and natural gas wells (including producing wells and wells capable of production), as follows:

                        April 30, 2006                   April 30, 2005
                -----------------------------    ------------------------------
                 Gross (1)          Net           Gross (1)           Net
                   Wells           Wells            Wells            Wells
                -------------   -------------    -------------    -------------

Oil Wells                 34            2.55               34             2.55
Gas Wells                 36            4.28               36             4.28
                -------------   -------------    -------------    -------------

Total                     70            6.83               70             6.83
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

                                    April 30, 2006                                       April 30, 2005
                   -------------------------------------------------    --------------------------------------------------
                        Developed (1)             Undeveloped                 Developed(1)              Undeveloped
                           Acreage                  Acreage                     Acreage                   Acreage
                                                                        ------------------------- ------------------------
                     Gross         Net         Gross        Net            Gross         Net        Gross         Net
                   ----------- ------------ ------------ -----------    ------------ ------------ ----------- ------------

Louisiana               4,603        2,211           -          -            4,603        2,211          -            -
Texas                   4,856        1,469           -          -            4,856        1,495          -            -
                   ----------- ------------ ------------ -----------    ------------ ------------ ----------- ------------

Total                   9,459        3,680           -          -            9,459        3,680          -            -
                   =========== ============ ============ ===========    ============ ============ =========== ============

     (1) Acres spaced or assigned to productive wells

Office Facilities

     The Company's Houston, Texas office consists of approximately 5,025 square feet and has been leased through July of 2006 for $5,427 per month.

Item 3.     Legal Proceedings

     The Company is involved from time to time in various claims, lawsuits and administrative proceedings incidental to its business. In the opinion of management, the ultimate liability thereunder, if any, will not have a materially adverse effect on the financial condition or results of operations of the Company. At April 30, 2006, the Company has accounts payable in the amount of $2,602,721. A significant portion of these accounts are now past due and are subject to becoming matters for litigation at any time. Certain of these accounts have been converted into judgments and the Company is continuing to try and work out payment arrangements with the judgment creditors.

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

                                            High           Low
                                          ---------     ---------
          2006 Fiscal Year
1st Quarter                               $   0.39      $   0.22
2nd Quarter                                   0.61          0.28
3rd Quarter                                   0.58          0.31
4th Quarter                                   0.53          0.37
          2005 Fiscal Year
1st Quarter                               $   0.68      $   0.40
2nd Quarter                                   0.70          0.45
3rd Quarter                                   0.52          0.22
4th Quarter                                   0.47          0.23

     As of July 31, 2006, there were approximately 2,094 holders of record of the Company's common stock. The Company has not paid any dividends on its common stock and no dividends are anticipated in the foreseeable future. In addition, the ability of the Company to declare or pay dividends on its common stock is currently subject to certain restrictions contained in its credit facilities and its Class AA-1 Preferred Stock.

     The following shares of common stock have been issued subject to the provisions of Rule 144 of the Securities and Exchange Commission.

     In February 2006, the Company issued 40,000 shares of its common stock to Frontier Medical Institute PSP as consideration under the terms of a loan agreement.

     In February 2006, the Company issued 40,000 shares of its common stock to Accu-Tube Corporation as consideration under the terms of a loan agreement.

     In February 2006, the Company issued 40,000 shares of its common stock to Michael R. Seeley as consideration under the terms of a loan agreement.

     In February 2006, the Company issued 40,000 shares of its common stock to William R. DeGarmo as consideration under the terms of a loan agreement.

     In February 2006, the Company issued 40,000 shares of its common stock to Allen Brown as consideration under the terms of a loan agreement.

     In March 2006, the Company issued 120,000 shares of its common stock to W. Douglas Moreland as consideration under the terms of a loan agreement.

     In March 2006, the Company issued 112,000 shares of its common stock to the Bargus Partnership as consideration under the terms of a loan agreement.

     In March 2006, the Company issued 40,000 shares of its common stock to Aquaria GK, LLC as consideration under the terms of a loan agreement.

     In March, the Company issued 60,301 shares of its common stock to SSSP, LLC under the terms of a forbearance agreement.

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

     A lack of working capital and the service requirements of the debt assumed by the Company in its acquisitions prevented the Company from fully developing the properties it had acquired or funding sufficient capital expenditures on certain existing properties to sustain economic production. Accordingly, the Company identified those properties that had the most potential for future development, and in July 2002 began to actively market for sale the rest of its non-strategic producing oil and gas properties. The proceeds from the property sales allowed the Company to reduce and restructure its debt, while retaining enough capital to begin development of the properties retained.

     The estimated proved oil and natural gas reserves of the Company at April 30, 2006 were 108,000 barrels of crude oil and condensate and 10,277,000 Mcf (thousand cubic feet) of natural gas. These reserves have an estimated $27 million in future net cash flow, discounted at 10%. Of these reserves, an estimated 76,000 barrels of crude oil and condensate and 6,880,000 MCF of natural gas with an estimated $16 million in future net cash flow, discounted at 10%, are considered to be proved developed. Estimated capital expenditures to develop these properties are $11,275,000. The Company's reserves are located in two fields, Bateman Lake and Mustang Island 818-L.


                                                          Percent of        Percent of        Percent of
                                                        April 30, 2006       Revenue           Revenue
                                                       Estimated Future        Year              Year
                                                        Net Cash Flows         Ended            Ended
        Field                      Location            Discounted at 10%   April 30, 2006   April 30, 2005
---------------------     --------------------------   -----------------   --------------   --------------
Bateman Lake              St. Mary Parish, Louisiana        45.26%              1.10%            16.50%

Mustang Island 818-L      State Waters Offshore Texas       54.74%             98.90%            83.50%


Results of Operations

     Oil and natural gas revenues for the year ended April 30, 2006 decreased 36% to $641,621 compared to $1,008,521 for fiscal 2005. Production volumes for natural gas during the year ended April 30, 2006 decreased 15%, to 133,608 Mcf, compared to 156,779 Mcf for the year ended April 30, 2005. Average natural gas prices for the year ended April 30, 2006 decreased 22% to $4.76 per Mcf, compared to $6.07 per Mcf for fiscal 2005. Production volumes for oil for the year ended April 30, 2006 decreased 94% from 1,628 barrels produced during the year ended April 30, 2005 to 92 for fiscal 2006. Average oil prices for the year ended April 30, 2006 increased 78% to $62.79 per barrel, compared to $35.21 per barrel for fiscal 2005.

     The following table summarizes production volumes, average sales prices and operating revenues for the Company's oil and natural gas operations for the years ended April 30, 2006 and 2005.

                                                                    2006 Period Compared to 2005 Period
                                     Year Ended April 30,          -------------------------------------
                               --------------------------------       Increase         % Increase
                                    2006              2005            Decrease)        (Decrease)
                               --------------    --------------    --------------    --------------
Production volumes -
   Oil (Bbls)                             92             1,628      (      1,536)     (        94%)
   Natural Gas (MCF)                 133,608           156,779      (     23,171)     (        15%)
Average sales prices -
   Oil (per Bbl)               $       62.79     $       35.21     $       27.58     $         78%
   Natural gas (per MCF)                4.76              6.07      (       1.31)     (        22%)
Operating revenue
   Oil                         $       5,777     $      57,321     $(     51,544)    $(        90%)
   Natural gas                       635,844           951,200      (    315,356)     (        33%)
                               --------------    --------------    --------------
                                     641,621         1,008,521     $(    366,900)     (        36%)
                               ==============    ==============    ==============

     Production expenses for the year ended April 30, 2006 increased 19% to $754,241 compared to $633,094 for fiscal 2005. Production expense per equivalent unit increased to $5.62 per Mcfe for the year ended April 30, 2006 compared to $3.80 in fiscal 2005. This increase in production expense per Mcfe is caused by the effect of fixed lease operating expenses which in effect increase production expense on a per equivalent unit basis when production decreases. Production expenses exceeded revenue by $112,620 for the year ended April 30, 2006, principally due to the fact that the Company's producing oil and gas wells have either been shut-in or produce only intermittently pending the completion of necessary repairs. Such repairs include repairs to the main tank battery and a new natural gas supply line for artificial gas lift at Bateman Lake and repairs to the production platform at Mustang Island. The Company estimates that such repairs will cost approximately $450,000.

     Depreciation, depletion and amortization expense decreased from $290,504 for the year ended April 30, 2005 to $164,511 for the year ended April 30, 2006. This 43% decrease is primarily due to a 20% decrease in Mcfe production volumes. The depletion rate decreased to $1.06 per Mcfe in fiscal 2006 from $1.63 per Mcfe in fiscal 2005.

     General and Administrative expenses for the year ended April 30, 2006 increased by $2,767,742 to $5,870,153 compared to $3,102,411 for the year ended April 30, 2005. The increase was partially due to the value of options issued to employees and directors of the Company whose value of $1,280,000, was expensed in fiscal 2006. Contract services incurred by the Company increased from $1,866,161 for the year ended April 30, 2005 to $2,396,946 for the year ended April 30, 2006 primarily due to fund raising efforts by consultants and investment advisors that we retain on an ongoing basis. Of the contract services incurred in fiscal 2006, $1,355,124 (57%) was paid for through the issuance of the Company's common stock and warrants to purchase common stock. Of the contract services incurred in fiscal 2005, $1,626,059 (87%) was paid for through the issuance of the Company's common stock or warrants to purchase common stock.

     Accretion expense for the year ended April 30, 2006 increased by $5,587 to $95,054 compared to $89,467 for the year ended April 30, 2005. This increase was due to the normal compound effect of the discount factor attributable to the Company's asset retirement obligation.

     Interest expense for the year ended April 30, 2006 increased by 42% to $1,252,910 from $883,769 for fiscal 2005. The increase in interest expense was due primarily to an increase in weighted average debt from $4,170,141 for the year ended April 30, 2005 to $6,869,287 for the year ended April 30, 2006. Amortization of loan discount and deferred loan costs included in interest expense increased from $575,621 for the year ended April 30, 2005 to $637,794 for the year ended April 30, 2006.

Financial Condition and Capital Resources

     Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations. During the years ended April 30, 2006 and 2005, the Company reported losses of approximately $7,447,000 and $3,960,000, respectively. The Company's continuing negative operating results have produced a working capital deficit of approximately $8,579,000 at April 30, 2006. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's long-term viability as a going concern is dependent upon the Company's ability to obtain sources of outside financing to support near term operations and to allow the Company to make strategic investments in new oil and natural gas prospects which will provide the Company the ability to attain profitability and sustain a cash flow level that will ensure support for continuing operations. The Company estimates that an additional $1.2 million in capital will be required to sustain operations for the next year.

     For the past year, the Company's oil and natural gas revenues have been sufficient to satisfy most of its oil and natural gas operating expenses. The Company has funded the remainder of its oil and gas operating expenses, general and administrative expenses and the development of its oil and natural gas properties through additional borrowings under its line of credit and through the issuance of short term investor notes. Additional equity funding will be required in the near term to meet the capital needs of the Company. The Company is evaluating various financing alternatives such as the issuance of debt, private placements of its common and preferred stock, sales of undivided interests in some of its oil and natural gas properties and joint ventures with industry partners. There is no guarantee that the Company will be successful in obtaining such financing, or that the terms of any financing obtained will be on terms favorable to the Company. Any inability of the Company to raise additional capital will limit the development of most of its oil and natural gas properties and may prevent the Company from meeting its cash requirements. If the wells which are currently being brought into production through development and workovers perform as expected additional cash flows may be available; however, there is no assurance that such cash flows will in fact be available or that the wells will, in fact, perform as expected. In the absence of such well performance or financing, the company will not be able to meet its financial obligations.

     The Texas Railroad Commission declined a request by the Company for a reduction in bonding requirements which were recently increased by the State of Texas for operators of certain wells located in offshore and bay State of Texas waters. The Company's bonding requirement has been $50,000, but would increase to $1,500,000 under the new regulations. The Company is seeking a bond at this increased level but does not have such bond in place at this time. There is no assurance that a bond can be obtained or that such bond would be available on commercial terms acceptable to the Company. The Company requested reconsideration by the Texas Railroad Commission of this decision and such request was declined on March 27, 2006. The Company has appealed such decision to the district court. Until a final decision is made in this matter, the Company will be allowed to continue its operations under its current bond. Should the Company not be successful in reducing the bond requirement, or alternatively obtain a bond at the increased requirement, or provide other satisfactory security the Company could be required to outsource offshore operations of the property provided such operator provides a satisfactory bond. An arrangement to outsource operations would likely result in the reduction of the Company's working interests or an increase in lease operating expenses to fund such asset retirment obligations.

Financing Arrangements

     The Company has a $10.0 million revolving credit line with an entity controlled by the brother of the Company's president. The credit line is subject to a borrowing base formula. At April 30, 2006, the Company had drawn the maximum available under the borrowing base on the revolving credit line of $3,624,707. Additional borrowings are not available without the consent of the lender. The line of credit is secured by all of the Company's oil and natural gas properties and bears interest at the rate of 7.5%. Accrued and unpaid interest on the line of credit totaled $271,853 at April 30, 2006. Under its terms, the line of credit was to accrue interest through October 31, 2005, at which time interest was to be due monthly. Beginning in November 2006, the principal balance outstanding under the line of credit was to convert to a term note payable in 48 equal monthly installments along with current interest. The

Company has not made any payments under the terms of the converted note and interest on the line of credit is continuing to accrue. The note is currently in default, however no demand for payment has been received pending ongoing discussions with the lender to modify the terms of the note. No definitive agreement has yet been reached.

     The Company also has a $250,000 line of credit with a bank. The outstanding balance under this line of credit is $245,001 at April 30, 2006, and is due upon demand.

     On June 21, 2005, the Company entered into a $500,000 revolving credit agreement with Bank of Texas. The note was guaranteed by a private investor who is to receive 200,000 shares of the Company's common stock and warrants to purchase 100,000 shares of the Company's common stock at $0.50. Interest on this note is payable  quarterly at the prime rate. The outstanding  balance under the note is due December 31, 2006.

     The Company has outstanding production payments in the amount of $299,504 at April 30, 2006. One of the holders of such production payments has agreed to a temporary forbearance of the Company's obligation until December 31, 2006. The Company is currently holding discussions with the holder of the remaining production payments in order to obtain his forbearance, however there can be no assurance that such forbearance will be obtained or will be on terms favorable to the Company. If such forbearance is not obtained or continued, the Company will be required to remit the revenue from a substantial portion of the Company's production.

     From time to time, the Company issues notes payable to settle outstanding accounts payable and other liabilities, finance expenditures and generate working capital. The balances of such notes payable were $2,795,999 and $1,377,333 at April 30, 2006 and 2005, respectively. Notes payable totaling $1,420,342 have reached maturity and are currently in default, however no demand for payment has been received pending ongoing discussions with the lenders to modify the terms of the notes.

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

Net Cash (Used in) Provided by Operating Activities

     Cash flows used in operating activities were $2,498,677 for the year ended April 30, 2006 as compared to cash flows provided by operating activities of $90,183 for the year ended April 30, 2005. This decrease was primarily due to an increase in the net loss incurred by the Company from $3,960,385 in fiscal 2005 to $7,482,674 in fiscal 2006.

Net Cash Provided by (Used in) Investing Activities

     Cash flows provided by investing activities increased to $114,505 for the year ended April 30, 2006 from $1,535,184 used in investing activities for the year ended April 30, 2005. Cash flows from investing activities were primarily derived from proceeds of $591,500 from the sale of non-strategic properties offset by capital expenditures of $333,530 to develop properties with higher development potential. The increase from the prior year was due primarily to a decrease in oil and natural gas capital expenditures from $1,550,927 in fiscal 2005 to $333,530 in fiscal 2006.

Net Cash Provided by Financing Activities

     Net cash flows provided by financing activities totaled $2,377,072 for the year ended April 30, 2006 primarily from borrowings under a new line of credit from a bank and notes payable to investors totaling $2,591,775. Net cash flows provided by financing activities totaled $1,326,008 for the year ended April 30, 2005 primarily from borrowings under a new line of credit from a bank and notes payable to investors totaling $1,421,800.

Critical Accounting Policies

         The following summarizes several of our critical accounting policies:

Recent Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 153, "Exchanges of Nonmonetary Assets -- an amendment of Accounting Principles Board ("APB") Opinion No. 29." SFAS No. 153 is effective for fiscal years beginning after June

15, 2005. This statement addresses the measurement of exchange of nonmonetary assets and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions" and replaces it with an exception for exchanges that do not have commercial substance. The adoption of SFAS No. 153 is expected to have no impact on our consolidated financial statements.

     In May 2005, the Financial Accounting Standards Board issued SFAS No. 154, "Accounting Changes and Error Corrections--a replacement of APB Opinion No. 20 and FASB Statement No. 3." which is effective for fiscal years beginning after December 15, 2005. This statement changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. The adoption of SFAS No. 154 is expected to have no impact on our consolidated financial statements.

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

     We amortize oil and natural gas properties based on the unit-of-production method using estimates of proved reserve quantities. The amortizable base includes estimated future development costs and, where significant, dismantlement, restoration and abandonment costs, net of estimated salvage values. The depletion rate per Mcfe for the years ended April 30, 2006 and 2005 was $1.06 and $1.63, respectively.

     We account for dispositions of oil and natural gas properties as adjustments to capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves. We have not had any transactions that significantly alter that relationship.

     The net capitalized costs of proved oil and natural gas properties are subject to a "ceiling test" which limits such costs to the estimated present value, discounted at a 10% interest rate, of future net revenues from proved reserves, based on current economic and operating conditions. If net capitalized costs exceed this limit, the excess is charged to operations through depletion, depreciation and amortization. No ceiling test write downs were required during the years ended April 30, 2006 or 2005.

Oil and Natural Gas Reserve Estimates

     The reserve data included in this document for the year ended April 30, 2006 are estimates prepared internally by the Company. The reserve data included in this document for the year ended April 30, 2005 are estimates prepared by D. Raymond Perry, Jr., an independent petroleum engineer. Reserve engineering is a subjective process of estimating underground accumulations of hydrocarbons that cannot be measured in an exact manner. The process relies on interpretation of available geologic, geophysical, engineering and production data. The extent, quality and reliability of this data can vary. The process also requires certain economic assumptions regarding drilling and operating expense, capital expenditures, taxes and availability of funds. The SEC mandates some of these assumptions such as oil and natural gas prices and the present value discount rate.

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

     As of April 30, 2006, all of our proved reserves were proved undeveloped and proved nonproducing. Reserve estimates on these wells may be less reliable than estimates based on a lengthy production history. Realization or recognition of our proved undeveloped reserves will depend on our development schedule and plans. Lack of certainty with respect to development plans for proved undeveloped reserves could cause the discontinuation of the classification of these reserves as proved.

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

     In August, 2006, the Company's general liability, umbrella and control of well insurance policies lapsed, and the Company has decided not to renew its control of well policy due to premium cost considerations. Our insurance coverage provides protection against some, but not all, potential losses we face. We do not carry business interruption insurance. We may elect not to carry insurance if our management believes that the cost of available insurance is excessive relative to the risks presented. In addition, we cannot insure fully against pollution and environmental risks. The occurrence of an event not covered by insurance could have a material adverse effect on our financial condition and results of operations.

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

     We use the full-cost method of accounting for investments in oil and natural gas properties. Accordingly, we capitalize all the direct costs of acquiring, exploring for and developing oil and natural gas properties. Under the full-cost accounting rules, the net capitalized cost of oil and natural gas properties may not exceed a "ceiling limit" that is based upon the present value of estimated future net revenues from proved reserves, discounted at 10%, plus the lower of the cost or the fair market value of unproved properties. If net capitalized costs of oil and natural gas properties exceed the ceiling limit, we must charge the amount of the excess to operations through depreciation, depletion and amortization expense. This charge is called a "ceiling limitation write-down." This charge does not impact cash flow from operating activities but does reduce our shareholders' equity. The risk that we will be required to write down the carrying value of our oil and natural gas properties increases when oil and natural gas prices are low or volatile. In addition, write-downs would occur if we were to experience sufficient downward adjustments to our estimated proved reserves or the present value of estimated future net revenues, as further discussed in "Risk Factors--Our reserve data and estimated discount future net cash flows are estimates based upon assumptions that may be inaccurate and are based on existing economic and operating conditions that may change in the future." Once incurred, a write-down of oil and natural gas properties is not reversible at a later date. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Critical Accounting Policies and Oil and Natural Gas Properties" for additional information on these matters.

Item 7.     Financial Statements



                                VTEX ENERGY, INC.


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                           PAGE
                                                                           ----

    Reports of Independent Registered Public Accounting Firms               23
    Consolidated Balance Sheets, April 30, 2006 and 2005                    25
    Consolidated Statements of Operations for the Years Ended
       April 30, 2006 and 2005                                              27
    Consolidated Statements of Stockholders' Equity for the Years Ended
       April 30, 2006 and 2005                                              28
    Consolidated Statements of Cash Flows for the Years Ended
       April 30, 2006 and 2005                                              30
    Notes to Consolidated Financial Statements                              31

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Shareholders of
VTEX Energy, Inc.

We have audited the accompanying consolidated balance sheet of VTEX Energy, Inc. ("the Company") as of April 30, 2006 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended April 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of VTEX Energy, Inc. as of April 30, 2006, and the consolidated results of operations and cash flows for the year ended April 30, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements the Company has suffered a significant loss from operations during the current year, has a working capital deficit, and is currently in default on certain of its debt instruments. In the past two years, the Company has been required to raise additional capital by the issuance of both equity and debt instruments to sustain operations. There are no commitments from funding sources, debt or equity, in the event that cash flows are not sufficient to fund ongoing operations or other cash commitments as they come due. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are described in Note 1. The Consolidated Financial Statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Malone & Bailey, PC
-------------------------
    Malone & Bailey, PC

www.malone-bailey.com
Houston, Texas
September 15, 2006

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Shareholders of
VTEX Energy, Inc.

We have audited the accompanying consolidated balance sheet of VTEX Energy, Inc. and Subsidiary ("the Company") as of April 30, 2005 and the related consolidated statements of operations (Restated), stockholders' equity, and cash flows for the year ended April 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of VTEX Energy, Inc. and Subsidiary as of April 30, 2005, and the consolidated results of their operations (Restated) and their cash flows for the year ended April 30, 2005 in conformity with U.S. generally accepted accounting principles.

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

As referred to in Note 1, subsequent to the filing of the Form 10-KSB for the year ended April 30, 2005 an error was identified in the computation of the weighted average number of shares outstanding used in computing net loss per share. Accordingly, the loss per share was reduced to $(0.50) per share compared to $(0.55) per share, as previously reported.


/s/ Pannell Kerr Forster of Texas, P.C.
---------------------------------------
    Pannell Kerr Forster of Texas, P.C.

Houston, Texas
July 29, 2005

                                VTEX ENERGY, INC.
                           CONSOLIDATED BALANCE SHEETS



                                                         April 30,
                                               ------------------------------
                                                      2006            2005
                                                      ----            ----

    ASSETS

 CURRENT ASSETS
   Cash                                        $       38,536  $       37,582
   Certificates of deposit                            101,807          98,917
   Accounts receivable, oil and natural gas            52,239          78,702
   Joint interest billins receivable                   20,267         106,118
   Note receivable                                    537,000            -
   Other current assets                               374,310            -
                                               --------------  --------------

         Total current assets                       1,124,159         321,319
                                               --------------  --------------

OIL AND GAS PROPERTIES - Full cost method
   of accounting                                   16,977,310      18,325,280

   Less accumulated depletion, depreciation
      and amortization                          (   1,723,720)  (   1,581,145)
                                               --------------  --------------

         Oil and gas properties, net               15,253,590      16,744,135
                                               --------------  --------------

OTHER ASSETS
   Other property and equipment, net of
      accumulated depreciation of $133,077
      and $111,229 at April 30, 2006 and 2005,
      respectively                                     69,297          47,030
      Deferred loan costs, net of accumulated
      amortization of $623,089 and $362,558
      at April 30, 2006 and 2005,
      respectively                                     37,152          14,405
   Investment in Viking Petroleum UK Limited,
      equity method                                 1,369,570            -
   Other assets                                       108,342          55,600
                                               --------------  --------------

         Total other assets                         1,584,361         106,035
                                               --------------  --------------

         TOTAL ASSETS                          $   17,962,110  $   17,171,489
                                               ==============  ==============


         The accompanying notes are an integral part of the consolidated financial statements

                                VTEX ENERGY, INC.
                           CONSOLIDATED BALANCE SHEETS



                                                          April 30,
                                               ------------------------------
                                                      2006            2005
                                                      ----            ----

    LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
    Current portion of line of credit -
       related party                                1,359,265            -
    Revolving lines of credit - banks                 745,001         246,537
    Notes payable, net of debt discount of
       $265,492 and $87,397 at April 30, 2006
       and 2005, respectively                       2,795,999       1,377,333
    Production payments payable                       299,504         305,504
    Accounts payable, trade                    $    2,736,973  $    1,462,292
    Accrued salaies - officers                                           -
    Royalties payable                                 771,793         720,823
    Working interest revenues payable                  63,768          61,676
    Taxes payable                                     172,463         172,463
    Advances from related parties                        -             12,500
    Accrued interest                                  540,418          75,810
                                               --------------  --------------

          Total current liabilities                 9,702,684       4,434,938
                                               --------------  --------------

 NONCURRENT LIABILITIES
    Line of credit - related party                  2,265,442       3,624,707
    Asset retirement obligations                    1,327,351       1,232,297
                                               --------------  --------------

          Total noncurrent liabilities              3,592,793       4,857,004
                                               --------------  --------------

          TOTAL LIABILITIES                        13,295,477       9,291,942
                                               --------------  --------------

 COMMITMENTS AND CONTINGENCIES                           -              -

 STOCKHOLDERS' EQUITY
    Preferred stock class AA-1, cumulative
       convertible; $0.01 par value per share,
       500,000 shares authorized; 395,879
       shares issued and outstanding                    3,959          3,959
    Preferred stock class B, noncumulative
       nonconvertible; $0.001 par value per
       share, 500,000 shares authorized;
       500,000 shares issued and outstanding              500            500
    Common stock, $0.001 par value per share;
       150,000,000 shares authorized; 15,007,689
       and 9,769,989 shares issued and
       outstanding at April 30, 2006 and 2005,
       respectively                                    15,008          9,770
    Additional paid-in capital                     36,685,098     32,420,576
    Accumulated deficit                         (  32,002,436)  ( 24,555,258)
    Accumulated other comprehensive loss        (      35,496)          -
                                               --------------  --------------

          Total stockholders' equity                4,666,633      7,879,547
                                               --------------  --------------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $   17,962,110  $  17,171,489
                                               ==============  ==============





          The accompanying notes are an integral part of the consolidated financial statements

                                VTEX ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                     Year Ended April 30,
                                               ------------------------------
                                                      2006            2005
                                                      ----            ----
                                                                   (Restated)

REVENUES
   Oil sales                                   $        5,777  $       57,321
   Natural gas sales                                  635,844         951,200
                                               --------------  --------------

         Total revenues                               641 621       1,008,521
                                               --------------  --------------

OPERATING EXPENSES
   Lease operating expense                            597,085         505,323
   Production taxes                                   157,156         127,771
   Depreciation, depletion and
      amortization expense                            164,511         290,504
   General and administrative expense               5,870,153       3,102,411
   Accretion expense                                   95,054          89,467
                                               --------------  --------------

         Total operating expenses                   6,883,959       4,115,476
                                               --------------  --------------

OPERATING LOSS                                  (   6,242,338)  (   3,106,955)
                                               --------------  --------------

OTHER INCOME (EXPENSE)
   Other income                                        48,070          30,339
   Interest expense                             (   1,252,940)  (     883,769)
                                               --------------  --------------

         Total other expense, net               (   1,204,840)  (     853,430)
                                               --------------  --------------

NET LOSS                                       $(   7,447,178) $(   3,960,385)
                                               ==============  ==============

NET LOSS PER SHARE - Basic and Diluted         $(        0.56) $(        0.50)
                                                ==============  ==============

WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING                              13,183,420       7,922,569
                                               ==============  ==============



          The accompanying notes are an integral part of the consolidated financial statements

                                VTEX Energy, Inc.
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                       Years Ended April 30, 2006 and 2005

                             Preferred Stock
                    -------------------------------                                         Accumulated
                        Class AA-1      Class B           Common Stock                         Other       Additional      Total
                    ---------------- -------------- -----------------------   Accumulated  Comprehensive    Paid-in    Shareholders'
                      Shares  Amount Shares  Amount    Shares       Amount      Deficit         Loss        Capital       Equity
                      ------  ------ ------  ------    ------       ------      -------         ----        -------       ------
April 30, 2004       395,879  $3,959 500,000 $  500  5,848,681  $    5,849  $( 20,594,873) $      -      $ 29,976,623  $  9,392,058

Common stock issued
 for consulting
 services               -       -       -       -    2,424,999       2,425           -            -           942,084       944,509
Warrants issued
 for consulting
 services               -       -       -       -         -           -              -            -           681,550       681,550
Common stock issued
 for cash               -       -       -       -      200,000         200           -            -            49,800        50,000
Common stock issued
 as loan                -       -       -       -      660,750         661           -            -           402,902       403,563
consideration
Warrants issued
 as loan
 consideration          -       -       -       -         -           -              -            -           139,509       139,509
Common stock issued
 under stock
 appreciation
 rights agreement       -       -       -       -      585,559         585           -            -      (        585)         -
Common stock issued
 in settlement of
 accounts payable       -       -       -       -       50,000          50           -            -            13,693        13,743
Warrants issued for
 option to
 acquire oil and
 gas properties         -       -       -       -         -           -              -            -           215,000       215,000
Net loss                -       -       -       -         -           -      (  3,960,385)        -              -     (  3,960,385)
                    --------- ------ ------- ------ ----------- ----------- -------------- ------------- ------------- -------------
Balance
April 30, 2005       395,879  $3,959 500,000 $  500  9,769,989  $    9,770  $( 24,555,258) $      -      $ 32,420,576  $  7,879,547
Common stock issued
 for consulting
 services               -       -       -       -      993,025         993           -            -           300,751       301,744
Warrants granted
 for consulting
 services               -       -       -       -         -           -              -            -         1,033,380     1,033,380
Common stock
 obligated to be
 issued for services    -       -       -       -         -           -              -            -            20,000        20,000
Common stock issued
 for consulting
 services incurred
 in the prior year      -       -       -       -      125,771         126           -            -      (        126)         -
Common stock issued
 as loan
 consideration          -       -       -       -      812,586         813           -            -           311,834       312,647

          The accompanying notes are an integral part of the consolidated financial statements

                                VTEX Energy, Inc.
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                       Years Ended April 30, 2006 and 2005

                            Preferred Stock
                    -------------------------------                                         Accumulated
                        Class AA-1      Class B           Common Stock                         Other       Additional      Total
                    ---------------- -------------- -----------------------   Accumulated  Comprehensive    Paid-in    Shareholders'
                      Shares  Amount Shares  Amount    Shares       Amount      Deficit         Loss        Capital       Equity
                      ------  ------ ------  ------    ------       ------      -------         ----        -------       ------
Warrants granted
 as loan
 consideration          -       -       -       -         -           -              -            -           181,026       181,026
Common stock
 obligated to be
 issued as loan
 consideration          -       -       -       -         -           -              -            -            57,200        57,200
Common stock issued
 for prior year
 loan consideration     -       -       -       -      205,267        205            -            -             4,279         4,484
Common stock issued
 for loan extensions    -       -       -       -      388,403        388            -            -           128,177       128,565
Warrants granted
 for loan extensions    -       -       -       -         -          -               -            -            46,504        46,504
Common stock
 obligated to be
 issued for loan
 extensions             -       -       -       -         -          -               -            -            19,720        19,720
Common stock issued
 for prior year
 loan extensions        -       -       -       -      105,000        105            -            -      (        105)         -
Common stock
 issued for loan
 guarantee              -       -       -       -      200,000        200            -            -            59,800        60,000
Warrants granted for
 loan guarantee         -       -       -       -         -          -               -            -            28,490        28,490
Common stock
 options granted for
 stock based
 compensation           -       -       -       -         -          -               -            -         1,280,000     1,280,000
Common stock
 issued for the
 acquisition of Viking  -       -       -       -    2,000,000      2,000            -            -           638,000       640,000
Common stock issued
 in settlement of
 accounts payable       -       -       -       -      407,648        408            -            -           155,592       156,000
Net loss                -       -       -       -         -           -      (  7,447,178)        -              -     (  7,447,178)
Total other
 comprehensive
 loss                   -       -       -       -         -           -              -       (  35,496)          -     (     35,496)
                    --------- ------ ------- ------ ----------- ----------- -------------- ------------- ------------- -------------
Balance
April 30, 2006       395,879  $3,959 500,000 $  500 15,007,689  $  15,008   $( 32,002,436) $ (  35,496)  $ 36,685,098  $  4,666,633
                    ========= ====== ======= ====== =========== =========== ============== ============= ============= ============

          The accompanying notes are an integral part of the consolidated financial statements

                                VTEX Energy, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWs

                                                     Year Ended April 30,
                                               ------------------------------
                                                      2006            2005
                                                      ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                    $(  7,447,178)  $(  3,960,385)
   Adjustments to reconcile net loss
      to net cash provided by operating
       activities
      Depreciation, depletion and
        amortization expense                         164,510         290,504
      Amortization of deferred loan
        costs and debt discount                      637,794         575,621
      Bad debt expense                               183,717          28,000
      Accretion expense                               95,054          89,467
      Deferred officers salaries                     217,500            -
      Common stock and warrants issued for
        services                                   1,355,124       1,626,059
      Stock based compensation                     1,280,000            -
      Advances to related parties applied
        to travel costs                                 -            205,742
      Write off option to purchase oil
        and natural gas properties                      -            215,000
   Changes in operating assets and liabilities
      Accounts receivable, trade                (     71,403)          6,307
      Other assets                              (    327,555)         56,728
      Accounts payable - trade                       889,986         670,501
      Royalties and working interest
        revenues payable                              53,062          34,076
      Other current liabilities                      514,261         252,563
                                               --------------  --------------
Net cash (used in) provided by
  operating activities                          (  2,455,127)         90,183
                                               --------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Investment in certificates of deposit        (      2,890)     (   23,917)
   Oil and natural gas capital expenditures ( 333,530) (1,550,927) Proceeds from sales of oil and natural
     gas properties                                  591,500         200,000
   Purchase of property and equipment, other ( 18,956) ( 31,598) Purchase of Viking International
     Petroleum, PLC, net of cash acquired       (    121,619)           -
   Payments received on note receivable                 -             67,000
   Advances to related party                            -         (  220,742)
   Payments received on advances to
     related party                                      -             25,000
                                               --------------    ------------
Net cash provided by (used in)
   investing activities                              114,505      (1,535,184)
                                               --------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Borrowings on notes payable                     2,091,775       1,272,500
   Repayments of notes payable                  (    194,667)     (  127,029)
   Repayments of production payments            (      6,000)           -
   Borrowings on lines of credit                     500,000         149,300
   Repayments of lines of credit                (      1,536)     (    2,763)
   Repayments of advances from related party    (     12,500)     (   16,000)
   Proceeds from issuance of common stock               -             50,000
                                               --------------    ------------
Net cash provided by financing activities          2,377,072       1,326,008
                                               --------------    ------------

Effect of foreign currency translation          (     35,496)           -
                                               --------------    ------------

 NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                                 954    (    118,993)

 CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD                               37,582         156,575
                                               --------------  --------------

 CASH AND CASH EQUIVALENTS,
    END OF PERIOD                              $      38,536   $      37,582
                                               ==============  ==============

 SUPPLEMENTAL CASH FLOW DISCLOSURES - SEE NOTE 2


         The accompanying notes are an integral part of the consolidated financial statements

                                VTEX Energy, Inc.
                   Notes to Consolidated Financial Statements
                                 April 30, 2006

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

Going Concern

As shown in the financial statements, the Company has historically incurred net losses from operations and has incurred net losses of approximately $7,447,000 and $3,960,000 for the years ended April 30, 2006 and 2005, respectively, and losses are expected to continue in the near term. Current liabilities exceeded current assets by approximately $8,579,000 and $4,114,000 at April 30, 2006 and 2005, respectively, and the accumulated deficit is approximately $32,002,000 at April 30, 2006. Amounts outstanding and payable to creditors are in arrears and the Company is in negotiations with creditors to obtain extensions and settlements of outstanding amounts. Management anticipates that significant additional expenditures will be necessary to develop the Company's properties, which consist primarily of proved reserves that are non-producing, before significant positive operating cash flows will be achieved. Without outside investment from the sale of equity securities or debt financing our ability to execute our business plan will be limited. These factors are an indication that the Company may be unable to continue in existence.

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

Note 2.  Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of VTEX Energy, Inc. and its wholly owned subsidiaries, Vector Exploration, Inc. and Viking International Petroleum, PLC ("Viking"), herein collectively referred to as the "Company". All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company owns an approximate 24% interest in Viking Petroleum UK Limited which is accounted for under the cost method because of the inability to exercise significant influence over its operations. This investment is carried at cost and adjusted only for other than temporary declines in fair value. Profits and losses of the investee are not recognized in the consolidated financial statements of the Company. No impairment of this investment was considered necessary at April 30, 2006.

Restatement of loss per share

Subsequent to the filing of the Form 10-K for the year ended April 30, 2005 an error was identified in the computation of the weighted average number of shares outstanding used in the computation of net loss per share. The error was caused due to the exclusion of weighted average shares obligated to be issued as a component of the total weighted average shares outstanding. Accordingly, the weighted average shares outstanding was increased to 7,922,569 compared to 7,257,918, as previously reported, and the net loss per share was reduced to $(0.50) per share compared to $(0.55) per share, as previously reported.

Revenue Recognition

The Company recognizes oil and natural gas revenue for its interest in producing wells as oil and natural gas is produced and sold from those wells. Oil and natural gas sold by the Company is not significantly different from the Company's share of production.

Recent Accounting Pronouncements

In December 2004, SFAS No. 153, "Exchanges of Nonmonetary Assets -- an amendment of Accounting Principles Board ("APB") Opinion No. 29" was issued and is effective for fiscal years beginning after June 15, 2005. This Statement addresses the measurement of exchange of nonmonetary assets and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions" and replaces it with an exception for exchanges that do not have commercial substance. The adoption of SFAS No. 153 is expected to have no impact on our consolidated financial statements.

In May 2005, SFAS No. 154, "Accounting Changes and Error Corrections--a replacement of APB Opinion No. 20 and FASB Statement No. 3" was issued and is effective for fiscal years beginning after December 15, 2005. This statement changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. The adoption of SFAS No. 154 is expected to have no impact on our consolidated financial statements.

Accounts Receivable

The majority of the Company's accounts receivable are due from purchasers of its oil and natural gas production and industry partners in its wells. The Company determines any required allowance by considering a number of factors including length of time accounts receivable are past due and the Company's previous loss history. The Company provides reserves for account receivable balances when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

Oil and Natural Gas Properties

The Company follows the full cost method of accounting for its oil and natural gas properties. All costs associated with property acquisition, exploration, and development activities are capitalized in a single cost center located within the United States. Internal costs directly identified with the acquisition, exploration and development activities of the Company are also capitalized.
Capitalized costs are amortized on the unit-of-production basis using total proved oil and natural gas reserves. Capitalized costs are subject to a "ceiling test" and are limited to the present value of estimated future net revenues less estimated future expenditures using a discount factor of ten percent. Should capitalized costs exceed the present value of reserves discounted at ten percent, the excess is charged to operations. Once incurred, an impairment of oil and natural gas properties can not be reversed at a later date. Impairment of oil and natural gas properties is assessed on a quarterly basis in conjunction with our quarterly filings with the SEC. Sales of proved and unproved oil and natural gas properties are treated as reductions of the capitalized cost pool, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves. At April 30, 2006 and 2005, there were no costs of unproved properties or major development projects included in the capitalized cost pool. The depletion rates per Mcfe for the years ended April 30, 2006 and 2005 were $1.06 and $1.63, respectively.

Other Property and Equipment

Other property and equipment of the Company consists primarily of computer equipment, vehicles and furniture and fixtures, which are depreciated over estimated useful lives, ranging from three to seven years, on a straight-line basis. Repairs and maintainence is expensed as incurred while costs incurred that extend the useful life are capitalized.

Deferred Loan Costs

Deferred loan costs consist of direct costs of securing financing and include primarily common stock and warrants issued as part of the underlying debt instruments, loan origination fees paid to third parties, extension fees, and legal costs to prepare loan documents. These costs are capitalized and amortized over the life of the loan on a straight line basis.

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

Stock-Based Compensation

The Company accounts for stock based compensation to employees under the fair value method prescribed by SFAS No. 123(R), "Accounting for Share-Based Payment." Under the fair value method, compensation cost is measured at the grant date of each common stock option or warrant awarded based on the fair value of the award and is recognized over the vesting period, which is usually the service period. For common stock options and warrants, fair value is determined using the Black-Scholes option-pricing model that takes into account the common stock market price at the grant date, the exercise price, the expected life of the common stock option or warrant, the market volatility of the underlying common stock, the dividend yield and the risk-free interest rate over the expected life of the common stock option or warrant. The fair value of a common stock option or warrant is estimated at the grant date and is not subsequently adjusted for changes in the assumptions used.

Loss Per Share

Loss per share has been calculated using the weighted average number of shares outstanding. Outstanding warrants and other potentially dilutive securities have been excluded from the calculation of loss per share, as their effect would be anti-dilutive due to the Company incurring a net loss for all periods presented. At April 30, 2006 and 2005, there were 269,430 and 396,039 shares, respectively, that the Company was obligated to issue. The weighted average effect of these shares was 111,499 and 176,431 for the years ended April 30, 2006 and 2005, respectively. At April 30, 2006 and 2005, there are 250,000 warrants that are potentially dilutive common shares that have been excluded from the calculation of earnings per share because their effects are anti-dilutive.

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

The following is a summary of all payments made for interest and significant noncash financing activities for the years ended April 30, 2006 and 2005, respectively.

Supplemental Disclosures of Cash Flow Information:

                                                      Year Ended April 30,
                                                 ------------------------------
                                                      2006            2005
                                                      ----            ----
Cash payments
   Interest                                      $       93,419  $       25,231
Noncash investing and financing activities
   Accrued interest converted into note payable  $       49,653  $       13,167
   Accrued interest converted into production
      payment                                              -             51,503
   Accrued interest converted into
      line of credit                                       -            386,702
   Advances from related party converted into
      line of credit                                       -            223,906
   Production payment and accrued interest
      converted into line of credit                        -          1,174,956
   Common stock and warrants issued for
      services                                        1,355,124       1,626,059
   Note receivable received in sale of
      oil and natural gas properties                    537,000            -
   Notes payable assumed in sale of oil
      and natural gas properties                        350,000            -
   Accounts payable offset against proceeds
      from sale of oil and natural gas
      properties                                        203,000            -
   Common stock and warrants issued to note
      holders recorded as debt discounts                555,358         399,610
   Common stock and warrants issued for debt
      extensions and a guarantee                        283,278         143,462
   Common stock issued to settle accounts
      payable                                           156,000          13,743
   Common stock warrants issued for option to
      purchase oil and natural gas properties              -            215,000
   Common stock options issued for stock
      based compensation                              1,280,000            -
   Common stock issued as consideration
      for the acquisition of Viking
      International Petroleum, PLC                      640,000            -
   Net liabilities acquired in the acquisition
      of Viking International Petroleum, PLC            607,951            -

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

Significant estimates include volumes of oil and natural gas reserves used in calculating depletion, depreciation and amortization of proved oil and natural gas properties, asset retirement obligations, bad debts, contingencies and litigation. Oil and natural gas reserve estimates, which are the basis for unit-of-production depletion and the ceiling test, have numerous inherent uncertainties. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, testing, and production subsequent to the date of the estimate may justify revision of such estimate (positive or negative). Accordingly, reserve estimates are most often different from the quantities of oil and natural gas that are ultimately recovered. In addition, reserve estimates are vulnerable to changes in wellhead prices of crude oil and natural gas. Such prices have been volatile in the past and can be expected to be volatile in the future.

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

Note 3.  Certificates of Deposit

At April 30, 2006 and 2005, the Company had certificates of deposit totaling $101,807 and $98,917, respectively. Such certificates bear interest at a rates ranging from 2.81% to 3.93% at April 30, 2006 and from 1.88% to 2.52% at April 30, 2005. The maturity dates of the certificates ranged from June 3, 2006 to March 20, 2007. The certificates of deposit are collateral for letters of credit, with expiration dates corresponding to the maturity dates of the certificates, issued in favor of governmental agencies in states in which the Company operates wells. It is anticipated that such certificates of deposit and the corresponding letters of credit will be renewed at maturity.

Note 4.  Sales of Oil and Natural Gas Properties

On January 13, 2005, the Company executed a purchase and sale agreement with ARCOA Energy Partners I, L.P. ("ARCOA"). Under the terms of the agreement, as amended, ARCOA acquired a net profits interest in three wells on the Company's Bateman Lake property for $1,800,000. No gain or loss was recognized and the gross sales price was reflected as a reduction in oil and gas properties under the full cost method.

The net profits interest is initially payable out of 75% of the monthly cash flows attributable to the Company's interest in such wells until payout, including a 12% rate of return. The net profits interest will then be reduced to 65% until the well has produced a total of $7 million of net cash flow to the Company's working interest. The net profits interest will be further reduced to 60% until the net cash flow attributable to the Company's working interest reaches a total of $9 million. At that time, the net profits interest will be reduced to 50% which will be the net profits percentage thereafter. After June 1, 2006, ARCOA may elect to convert its net profits interest into common stock of the Company at a conversion rate of $1.25 per share. The value of the net profits interest will be determined based upon the net cash flows attributable to the reserves, discounted at 15%.

On December 29, 2005, the Company closed the sale of the net profits interest to ARCOA. The sales price consisted of the following:

     Cash proceeds                                          $     710,000
     Notes payable converted into partnership units
        of ARCOA                                                  250,000
     Notes payable assumed by the generaL partner
        of ARCOA                                                  100,000
     Offsets against amounts owed to the general
        partner of ARCOA                                          203,000
     Note receivable from the general partner
        of ARCOA                                                  537,000
                                                            -------------
     Total sale price                                       $   1,800,000
                                                            =============

In connection with this transaction, the Company received a total of $510,000 and $200,000 in cash payments from ARCOA during the fiscal years ended April 30, 2006 and 2005, respectively (such payments were a component of the sale price described above) which were recorded as a sale of oil and natural gas properties at the time received.

The note receivable of $537,000 bears interest at the rate of 10%, is due on December 29, 2006 and is secured by the net revenues attributable to the net profits interest.

Note 5.  Acquisition of Viking

On July 29, 2005, the Company completed the acquisition of all of the outstanding shares of Viking. Viking is a UK registered company with offices in London and owns a 24% interest in a company that owns the North Yorkshire gas fields  (an  extension  of the  Southern  North  Sea  Gas  Basin  onshore).  The
properties  include  licenses  covering   approximately  100,000  acres  onshore
including, four proved producing fields, two proved undeveloped fields and additional seismically mapped low risk exploration potential. Upon closing of this acquisition, the Company delivered 400,000 shares of its common stock, valued at $128,000, to Viking for distribution to its shareholders, with an obligation to deliver an additional 1.6 million shares of its common stock. Such additional shares, valued at $512,000 were issued on October 18, 2005. The North Yorkshire gas fields are security for debt in Viking Petroleum UK, Limited. Such debt is not currently in default, however, the Company has no assurance that an event of default will not occur. Additionally, prior to the closing of the acquisition, the Company advanced $127,757 to Viking for working capital purposes. This amount is considered a component of the purchase price paid to acquire the stock of Viking. This transaction has been recorded using the purchase method of accounting and the results of operations subsequent to the acquisition date are recorded in the consolidated results of operations of the Company.

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
                                                            ===============

Note 6. Oil and Gas Producing Activities

Set forth below is certain information regarding the aggregate capitalized costs of oil and gas properties, as of April 30, 2006 and 2005, and costs incurred in oil and gas property acquisition, development and exploration activities for the years ended April 30, 2006 and 2005.

                                                       April 30,
                                         ---------------------------------------
                                                 2006                  2005
                                                 ----                  ----
 Capitalized Costs
    Proved properties                    $     16,977,310      $     18,325,280
    Unproved properties                              -                     -
    Accumulated depreciation, depletion
       and amortization                   (     1,723,720)      (     1,581,145)
                                         --------------------  -----------------
                                         $     15,253,590      $     16,744,135
                                         ====================  =================

                                                   Year Ended April 30,
                                         ---------------------------------------
                                                 2006                  2005
                                                 ----                  ----
 Cost Incurred
    Property acquisitions:
       Proved properties                 $           -         $           -
       Unproved properties                           -                     -
    Development costs                             333,530             1,550,927
    Exploration costs                                -                     -
                                         --------------------  -----------------
                                         $        333,530      $      1,550,927
                                         ====================  =================

The following presents the results of operations of oil and gas producing activities for the years ended April 30, 2006 and 2005:

                                                    Year Ended April 30,
                                         ---------------------------------------
                                                 2006                  2005
                                                 ----                  ----

 Oil and gas sales                       $        641,621      $      1,008,521
 Production costs                         (       754,241)      (       633,094)
 Exploration                                         -                     -
 Depreciation, depletion and amortization (       142,575)      (       270,995)
 Impairment of oil and gas properties                -                     -
                                         -----------------     -----------------
 Operating income, before income tax      (       255,195)              104,432
 Income tax                                          -                     -
                                         -----------------     -----------------
 Operating income, after income tax      $(       255,195)     $        104,432
                                         =================     =================

Note 7.  Debt

Total debt at April 30, 2006 and 2005 consists of the following:

                                                        April 30,
                                         ---------------------------------------
                                                 2006                  2005
                                                 ----                  ----

          Line-of-credit - related party $      3,624,707      $      3,624,707
          Lines of credit - banks                 745,001               246,537
          Production payments payable             299,504               305,504
          Other notes payable                   2,795,999             1,377,333
                                         -----------------     -----------------
                                                7,465,211             5,554,081
          Less current portion            (     5,199,769)      (     1,929,374)
                                         -----------------     -----------------
                                         $      2,265,442      $      3,624,707
                                         =================     =================

Long term debt due in each of the next five fiscal years is as follows:

    Fiscal Year Ended April 30,
                2008                   $            906,177
                2009                                906,177
                2010                                453,088
                                      --- ------------------
               Total                   $          2,265,442
                                      === ==================

Lines of Credit

The Company has a $10.0 million revolving credit line with an entity controlled by the brother of the Company's president. The credit line is subject to a borrowing base formula. At April 30, 2006, the Company had drawn the maximum available under the borrowing base on the revolving credit line of $3,624,707. Additional borrowings are not available without the consent of the lender. The line of credit is secured by all of the Company's oil and natural gas properties and bears interest at the rate of 7.5%. Accrued interest on the line of credit totaled $271,853 at April 30, 2006. Under its terms, the line of credit was to accrue interest through October 31, 2005, at which time interest was to be due monthly. Beginning in November 2005, the principal balance outstanding under the line of credit was to convert to a term note payable in 48 equal monthly installments along with current interest. The Company has not made any payments under the terms of the converted note and interest on the line of credit is continuing to accrue. The note is currently in default, however no demand for payment has been received pending ongoing discussions with the lender to modify the terms of the note. No definitive agreement has yet been reached.

On April 8, 2004, the Company entered into a $250,000 revolving credit agreement with Hibernia Bank. The note has been guaranteed by a private investor who received 100,000 shares of the Company's common stock with a fair value of $49,000 as consideration for such guarantee. The fair value of the common stock was expensed when incurred. Interest on this note is payable monthly at a floating rate of prime plus 1.097% (8.847% and 6.847% at April 30, 2006 and 2005, respectively.) The outstanding balance under the note, which was $245,001 and $246,537 at April 30, 2006 and 2005, respectively, is due upon demand.

On June 21, 2005, the Company entered into a $500,000 revolving credit agreement with Bank of Texas. The note was guaranteed by a private investor who received 200,000 shares of the Company's common stock and warrants to purchase 100,000 shares of the Company's common stock at $0.50. The value of the common stock and warrants, which is $88,490, has been included in deferred loan costs and is being amortized over the life of the loan. Interest on this note is payable quarterly at the prime rate, which was 7.75% at April 30, 2006. The note has a balance of $500,000 at April 30, 2006 and matures on December 31, 2006.

Other Notes Payable

Included in other notes payable are unsecured 10% to 13.6% notes issued to vendors in settlement of accounts payable. These notes are past their due dates, are in default and are subject to a demand for payment at any time. These notes totaled $42,842 at April 30, 2006 and 2005, respectively.

In March, 2004, the Company issued a $150,000 note payable to Mustang Island Gathering, LLC (the "LLC") for indemnification of litigation settlement costs. Mustang Island Gathering, LLC purchases the natural gas produced from the Company's Mustang Island property, and the Company is an approximate 10% owner in the LLC. The note is payable in monthly installments, with interest at 4.5%, at the rate of $0.03 per MCF of natural gas purchased, beginning with April 2004 production The balance due under the note was $61,149 and $96,220 at April 30, 2006 and 2005, respectively.

During December 2003 and January 2004, the Company issued a series of 12% notes totaling $40,000 to investors for working capital loans. In conjunction with these loans, the Company also issued the investors 40,000 shares of its common stock. The stock issued was recorded at its fair market value of $27,600 and treated as deferred loan cost which was amortized over four months. The notes were due on dates ranging from April 29, 2004 to May 26, 2004 and were in default. These notes were subject to a demand for payment at any time. However, the Company subsequently reached agreement with the investors to extend the due dates of the notes to dates ranging from April 29, 2005 to May 26, 2005 in return for the issuance of 28,250 shares of its common stock and warrants to purchase 5,000 shares of the Company's common stock at $0.50 per share which expired on January 26, 2006. The stock and warrants issued were recorded at their fair market value of $17,048 and treated as deferred loan cost which was amortized over one year. During June 2005, the Company reached agreements with the holders of notes totaling $30,000 to further extend the maturity dates of the notes to December 31, 2005 in return for the issuance of 18,000 shares of the Company's common stock. The stock was recorded at its fair market value of $5,220 and treated as deferred loan cost which was amortized over the terms of the extensions. At April 30, 2006, the 18,000 shares of common stock remained unissued, however, their fair value has been included in stockholders' equity. In July 2005, the Company paid the remaining $10,000 principal balance and $1,792 in accrued interest on the only note which was not extended. Accrued interest on these notes totaled $8,298 and $6,276 at April 30, 2006 and 2005, respectively. These notes have matured and are subject to a demand for payment at any time. The Company is currently holding discussions with the holders of the notes in order to obtain additional extensions, however, there can be no assurance that such extensions will be obtained or will be on terms favorable to the Company.

During March 2005, the Company issued a $250,000 unsecured note payable to a private investor. The note bears interest at 12% and the principal and accrued interest is due in one payment upon the demand of the holder. The note provided for the issuance to the investor of 100,000 shares of the Company's common stock. The common stock was recorded at its fair value of $38,000 and treated as a debt discount which was immediately expensed as interest expense. Accrued interest on the note totaled $34,192 and $4,192 at April 30, 2006 and 2005, respectively.

During the period June 2004 through April 2005, the Company issued a series of 12% notes totaling $1,035,667 to private investors for working capital purposes. During fiscal 2006, the Company borrowed an additional $100,000 under these notes and made principal payments of $50,000. The notes also provided for the issuance to the investors of 557,767 shares of its common stock and warrants to purchase 252,633 shares of the Company's common stock at $0.50 per share which expire on dates ranging from June 18, 2006 to April 27, 2007. The common stock and warrants were recorded at their fair value of $366,094 and treated as a debt discount which was amortized over the term of the loan. At April 30, 2006, 10,000 shares of the common stock remained unissued, however their fair value was included in stockholders' equity. Interest on the notes is payable quarterly and the principal balances had original maturity dates ranging from June 18, 2005 to December 31, 2005. Accrued interest on the notes totaled $119,677 and $63,027 at April 30, 2006 and 2005, respectively. Unamortized debt discount was $0 and $87,397 at April 30, 2006 and 2005, respectively. The Company subsequently reached agreement with certain of the investors to extend the due dates of the notes to dates ranging from March 2, 2005 to June 8, 2005 in return for the issuance of 195,000 shares of its common stock and warrants to purchase 40,000 shares of the Company's common stock at $0.50 per share which expire in March 2007. The stock and warrants issued were recorded at their fair market value of $77,414 and treated as deferred loan cost which was amortized over the term of the extension. In June 2005, the Company reached agreements to further extend the maturity dates of all of the 12% notes to investors that had matured, to December 31, 2005 in return for the issuance of 207,500 shares of its common stock and warrants to purchase 50,000 shares of the Company's common stock at $0.50 per share which expire in June 2007. The stock and warrants issued were recorded at their fair market value of $73,180 and treated as deferred loan cost which was amortized over the term of the extension. At April 30, 2006, 50,000 shares of the common stock remain unissued, however their fair value was included in stockholders' equity. During December 2005, notes totaling $250,000 were converted into partnership units of ARCOA and notes totaling $100,000 were assumed by the general partner of ARCOA in conjunction with the sale of a net profits interest by the Company (see Note 4). In January 2006, a note with a principal amount of $263,167 and related interest of $23,188 were converted into a new series of secured convertible notes. The remaining notes have matured and are subject to a demand for payment at any time. The Company is currently holding discussions with the holders of the notes in order to obtain additional extensions, however, there can be no assurance that such extensions will be obtained or will be on terms favorable to the Company.

During fiscal 2006, the Company issued a series of 12% notes totaling $851,466 to private investors for working capital purposes. The notes also provided for the issuance to the investors of 340,586 shares of its common stock and warrants to purchase 170,293 shares of the Company's common stock at $0.50 per share which expire on dates ranging from May 2, 2007 to October 20, 2007. The common stock and warrants were recorded at their fair value of $170,777 and treated as a debt discount which was amortized over the terms of the loans. Interest on the notes is payable quarterly and the principal balances matured on December 31, 2005. In December 2005, two of the notes with a total principal balance of $226,466 were converted into a new series of secured convertible notes. The remaining notes have matured and are subject to a demand for payment at any time. The Company is currently holding discussions with the holders of the notes in order to obtain additional extensions, however there can be no assurance that such extensions will be obtained or will be on terms favorable to the Company. Accrued interest on the notes totaled $41,794 at April 30, 2006.

During August 2005, the Company issued a $100,000 unsecured note payable to a private investor. The note bears interest at 12% and the principal and accrued interest is due in one payment upon the demand of the holder. In January 2006, the Company issued 50,000 shares of the Company's common stock to the holder of the note for his continued forbearance. The common stock was recorded at its fair value of $15,500 and treated as a loan cost which was expensed. Accrued interest on the note totaled $8,384 at April 30, 2006.

During December 2005 through March 2006, the Company issued a series of 10% secured convertible notes totaling $1,480,000 to private investors for working capital purposes. Included in these notes was principal and interest converted from other notes payable which totaled $512,821. The notes also provided for the issuance to the investors of 592,000 shares of its common stock and warrants to purchase 296,000 shares of the Company's common stock at $0.50 per share which expire on dates ranging from December 5, 2009 to March 10, 2010. The common stock and warrants were recorded at their fair value of $380,096 and treated as a debt discount which is being amortized over the terms of the loans. Interest and principal is due upon maturity on dates ranging from December 5, 2006 to March 10, 2007. The notes are secured by the Company's interest in certain wells in its Mustang Island Field and are convertible at the holders' option into common stock of the Company at $0.75 per share. Accrued interest on the notes totaled $45,808 at April 30, 2006.

Production Payments Payable

During October and November 2000, the Company issued 31,687 shares of its common stock and undivided working interests, ranging from 3.7% to 4.4%, in three nonproducing wells in the Mustang Island Field to private investors for total cash consideration of $254,000. The proceeds were used to fund development of the wells. The investors are entitled to recoup their investment out of 100% of the future production, if any, from the wells. These transactions were treated, by the Company, as loans repayable out of production from designated wells for accounting purposes. The stock issued was recorded at its fair market value as a loan cost which has been fully amortized. The production loans began accruing interest on January 1, 2001 at 5.25% and accrued interest on the loans totaled $5,611 and $1,992 at April 30, 2006 and 2005, respectively. Although certain of the wells covered by the production loans have been producing, the Company has not made any principal payments under the loans. In January and February of 2004, the Company issued the holders of the production loans 100,000 shares of the Company's common stock in return for their forbearance under the production loans until the earlier of the first month following the month in which the Company has positive cash flow or August 1, 2004. The stock issued was recorded at its fair market value of $57,500 and treated as deferred loan cost which was amortized over six months. In December of 2004, the Company reached an agreement with the holders of the loans to increase the interest rate to 6%, begin paying interest monthly on the loans and to convert the accrued interest of $51,503 into principal. In August 2005, the Company agreed to issue the holders of the production loans 120,602 shares of its common stock and warrants to purchase 60,300 shares of the Company's common stock at $0.50 per share which expire on August 15, 2007 in return for their forbearance under the loans until December 31, 2005. The common stock and warrants were recorded at their fair value of $64,112 and treated as deferred loan costs which were amortized over the terms of the forbearance. In January 2006, the Company agreed to issue one of the holders of the production loans 60,301 shares of its common stock and warrants to purchase 30,150 shares of the Company's common stock at $0.50 per share which expire on January 4, 2008 in return for forbearance under the loans until December 31, 2006. In addition, the Company agreed to begin making principal payments of $2,000 per month through December 31, 2006. The common stock and warrants were recorded at their fair value of $36,777 and treated as deferred loan costs which are being amortized over the term of the forbearance. The Company is currently holding discussions with the holder of the remaining production payments in order to obtain his forbearance, however there can be no assurance that such forbearance will be obtained or will be on terms favorable to the Company.

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

Note 8.  Asset Retirement Obligations

The Company recognizes an estimated liability for the plugging and abandonment of its oil and natural gas wells and associated pipelines, platforms, and equipment. The Company records a liability in the period in which its asset retirement obligation ("ARO") is incurred. Upon initial recognition of the liability, the Company must capitalize a corresponding asset cost equal to the amount of the liability.

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

The following table describes all changes to the Companys ARO liability:

                                                      Year Ended April 30,
                                              ----------------------------------
                                                     2006              2005
                                                     ----              ----

Beginning asset retirement obligations        $     1,232,297   $     1,165,330
   Accretion expense                                   95,054            89,467
   Asset retirement costs paid                           -       (       22,500)
                                              ----------------  ----------------
Ending asset retirement obligations           $     1,327,351   $     1,232,297
                                              ================  ================

Note 9. Commitments and Contingencies

The Texas Railroad Commission declined a request by the Company for a reduction in bonding requirements for asset retirement obligations which were recently increased by the State of Texas for operators of certain wells located in offshore and bay State of Texas waters. The Company's bonding requirement has been $50,000, but would increase to $1,500,000 under the new regulations. The Company is seeking a bond at this increased level but does not have such bond in place at this time. There is no assurance that a bond can be obtained or that such bond would be available on commercial terms acceptable to the Company. The Company requested reconsideration by the Texas Railroad Commission of this decision and such request was declined on March 27, 2006. The Company has appealed such decision to the district court. Until a final decision is made in this matter, the Company will be allowed to continue its operations under its current bond. Should the Company not be successful in reducing the bond requirement, or alternatively obtain a bond at the increased requirement, or provide other satisfactory security the Company could be required to outsource offshore operations of the property provided such operator provides a satisfactory bond. An arrangement to outsource operations would likely result in the reduction of the Company's working interests or an increase in lease operating expenses to fund such asset retirement obligations.

In June 2001, the Company entered into a long-term lease for office space with an annual rent of $65,124. Rent expense for the years ended April 30, 2006 and 2005 was $65,124. As of April 30, 2006, future minimum lease payments under this lease were as follows:

    Fiscal Year Ended April 30,
    ---------------------------
                2007                   $         10,854
                                       ------------------
               Total                   $         10,854
                                       ==================

As a member of Mustang Island Gathering, LLC, a Texas limited liability company and pipeline operator, the Company has been required to guarantee a portion of the LLC's bank debt, which is approximately $1.1 million in the aggregate. The Company's share of such guarantee is approximately $40,000. Due to positive financial performance of the pipeline, management's opinion of the likelihood that the Company will be required to perform under this guarantee is remote thus no amount is recorded to reflect the obligation under this guarantee.

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

Note 10.  Stockholder's Equity

Preferred Stock

The Company is authorized to issue 3,000 shares of Class A-1 Cumulative Convertible Preferred Stock (Class A-1 Preferred Stock). Class A-1 Preferred Stock was issued for $1,000 per share and is entitled to receive cumulative cash dividends at the annual rate of 8% payable annually in arrears commencing December 1, 2001 when and as declared by the Board of Directors. As of April 30, 2006 and 2005, there were no shares of Class A-1 Preferred Stock issued or outstanding

The Company is authorized to issue 500,000 shares of Class AA-1 Cumulative Convertible Preferred Stock (Class AA-1 Preferred Stock). Class AA-1 Preferred Stock has a par value of $0.01 per share and is entitled to receive cumulative dividends at the rate of 10% payable annually in shares of Class AA-1 Preferred Stock (or 39,588 shares) when and as declared by the Board of Directors. At April 30, 2006, no dividends have been declared. The aggregate amount of cumulative dividends in arrears was approximately 80,788 shares and 41,200 shares at April 30, 2006 and 2005, respectively. The effect of the cumulative dividends on basic and diluted earnings per share was $0.00 for the years ended April 30, 2006 and 2005, respectively. All shares of Class AA-1 Preferred Stock were issued to holders of judgment liens against the Company, in the amount of $395,879, on April 15, 2004 and remain outstanding. The holders of the Class AA-1 Preferred Stock are, upon the liquidation of the Company, entitled to receive $1.00 per share. Alternatively, and at the sole option of the holders, the holders of the Class AA-1 Preferred Stock, upon the liquidation of the Company, may retain the rights provided under the original judgment liens. The Class AA-1 Preferred Stock is redeemable in whole or in part at any time, at the option of the Company, at $1.00 per share. The holders of the Class AA-1 Preferred Stock are entitled to a 20 day written notice of the Company's intent to redeem and the opportunity to convert the Class AA-1 Preferred Stock into common stock of the Company. The Class AA-1 Preferred Stock is convertible by the holder into common stock of the Company at any time. Each share of Class AA-1 Preferred Stock is convertible into one share of the Company's common stock, adjusted for stock dividends and stock splits. The holders of Class AA-1 Preferred Stock have no voting rights except as expressly required by Nevada law. The Class AA-1 Preferred Stock is senior to all other series of preferred stock and all of the Company's common stock.

The Company is authorized to issue 500,000 shares of Class B Preferred Stock, par value $0.001 per share. The holders of Class B Preferred Stock are not entitled to receive any dividends. As of April 30, 2006 and 2005, 500,000 shares of the Class B Preferred Stock were issued and outstanding. The Class B Preferred Stock is redeemable in whole, but not in part, at the option of the Company by resolution of the Company's Board of Directors at anytime at $1.00 per share. Each share of Class B Preferred Stock has voting rights equal to 100 shares of the Company's common stock. The holders of Class B shares are entitled to elect at least two directors to the Board of Directors of the Company. The holders of Class B Preferred Stock voting as a class will have the right to remove without cause at any time and replace any director such holders have elected.

Common Stock

The Company has 150,000,000 shares of authorized $0.001 par value common stock, of which 15,007,689 and 9,769,989 shares were issued and outstanding at April 30, 2006 and 2005, respectively.

During the year ended April 30, 2006, the Company issued 993,025 shares of its common stock having a fair value of $301,744 for services. In addition, the Company is obligated to issue an additional 71,430 shares of its common stock under the terms of consulting agreements. The unissued common stock has a fair value of $20,000 which has been expensed and included in stockholders' equity. The Company also issued 125,771 shares of its common stock for services which had been performed prior to April 30, 2005 and whose value was included in stockholders' equity at April 30, 2005.

During the year ended April 30, 2006, the Company issued 812,586 shares of its common stock having a fair value of $312,648 to investors under the terms of notes payable. In addition, the Company is obligated to issue an additional 120,000 shares of its common stock to investors under the terms of notes payable. The unissued common stock has a fair value of $57,200 which has been included in stockholders' equity. The Company also issued 205,267 shares of its common stock under the terms of notes payable for which the obligation of issuance arose prior to April 30, 2005 and whose value was included in stockholders' equity at April 30, 2005.

During the year ended April 30, 2006, the Company issued 388,403 shares of its common stock having a fair value of $128,565 to investors in order to extend the due dates of notes payable. In addition, the Company is obligated to issue an additional 68,000 shares of its common stock to investors under the terms extensions of notes payable. The unissued common stock has a fair value of $19,720 which has been included in stockholders' equity. The Company also issued 105,000 shares of its common stock under the terms of extensions of notes payable for which the obligation of issuance arose prior to April 30, 2005 and whose value was included in stockholders' equity at April 30, 2005.

During the year ended April 30, 2006, the Company issued 407,648 shares of the Company's common stock having a fair value of $156,000 to settle outstanding accounts payable.

During the year ended April 30, 2006, the Company issued 2,000,000 shares of its common stock, valued at $640,000, to the shareholders of Viking as partial consideration for all of its outstanding shares (see Note 5).

During the year ended April 30, 2005 the Company issued 200,000 of its common stock for cash totaling $50,000.

During the year ended April 31, 2005, the Company issued 442,500 shares of its common stock having a fair value of $217,275 to investors under the terms of notes payable.

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

Stock Options and Warrants

The Company has outstanding options granted to certain key employees to purchase 4,000,000 shares of the Company's common stock a purchase price of $0.50 per share. These options expire on July 29, 2015 and are non-transferable. The options, which were issued at a price equal to or exceeding the market value of the underlying stock on the date of the grant, are not intended to qualify as incentive stock options under Internal Revenue Code Section 422. The Company follows the provisions of SFAS No. 123(R) recording the fair value of common stock options on the date of grant using a Black Scholes option pricing model. This model allows the use of a range of assumptions related to volatility, the risk-free interest rate, the expected life, and the dividend yield. The expected volatility utilized in the valuation model is based on implied volatilities from traded options on the Company's stock and the historical volatility of the Company's stock price. Similarly, the dividend yield and the expected holding period are both based on historical experience and management's estimate of future events. The risk-free interest rate is derived from the U.S. Treasury yield curve based on the expected life of the grant in effect at the time of grant. The fair values of the Company's stock options are calculated using the following weighted average assumptions based on the methods described above for the year ended April 30, 2006:

        Assumptions
        ----------------------
        Dividend yield                                           0%
        Expected volatility                                    289%
        Risk-free interest rate                                  4%
        Expected holding period                            10 Years

Based on the above assumptions, the stock options issued during the year ended April 30, 2006 were valued at $1,280,000. This amount was charged to compensation expense immediately as all of the options were fully vested at issuance.

A summary of the Company's stock options as of April 30, 2006 and 2005, and changes during the years then ended is presented below:

                                           Weighted Average          Number of
                                            Exercise Price            Options
                                           ----------------        -------------

Balance at April 30, 2004                    $     6.68                  69,336
                                             -----------           -------------
Exercisable                                  $     6.68                  69,336
                                             -----------           -------------
   Granted                                          -                     -
   Exercised                                        -                     -
   Forfeited                                        -                     -
                                             -----------           -------------
Balance at April 30, 2005                    $     6.68                  69,336
                                             -----------           -------------
Exercisable                                  $     6.68                  69,336
                                             -----------           -------------
   Granted                                         0.50               4,000,000
   Exercised                                        -                     -
   Forfeited                                       6.68             (    69,336)
                                             -----------           -------------
Balance at April 30, 2006                    $     0.50               4,000,000
                                             ===========           =============
Exercisable                                  $     0.50               4,000,000
                                             ===========           =============

The following table summarizes information about the Company's stock options outstanding at April 30, 2006:

Options Outstanding
                              Number         Weighted Average   Weighted Average
     Exercise Price        Outstanding        Remaining Life     Exercise Price
     --------------        -----------       ----------------   ----------------

         $ 0.50             4,000,000              9.25              $ 0.50
                           -----------
                            4,000,000              9.25              $ 0.50
                           ===========

Options Exercisable
                              Number         Weighted Average   Weighted Average
     Exercise Price        Outstanding        Remaining Life     Exercise Price
     --------------        -----------       ----------------   ----------------

         $ 0.50             4,000,000              9.25              $ 0.50
                           -----------
                            4,000,000              9.25              $ 0.50
                           ===========

As of April 30, 2006, there were 5,254,376 warrants outstanding and exercisable at prices ranging from $0.10 to $0.50. Such warrants expire on dates ranging from August 8, 2006 to March 10, 2010.

During the year ended April 30, 2006, the Company issued warrants to purchase 466,293 shares of its common stock at $0.50 per share to investors under the terms of notes payable. The warrants had a fair value of $181,026 and expire on dates ranging from May 2, 2007 to March 10, 2010.

During the year ended April 30, 2006, the Company issued warrants to purchase 140,450 shares of its common stock at $0.50 per share to investors in order to extend the due dates of notes payable. The warrants had a fair value of $46,504 and expire on dates ranging from January 2, 2007 to June 27, 2007.

During the year ended April 30, 2006, the Company issued warrants to purchase 100,000 shares of its common stock at $0.50 per share to investors for guarantees of its notes payable. The warrants had a fair value of $28,490 and expire on June 21, 2007.

During the year ended April 30, 2006, the Company issued warrants to purchase 2,000,000 shares of its common stock at $0.50 for services. The warrants had a fair value of $1,033,380 and expire on November 29, 2008.

Note 11.  Related Party Transactions

From time to time, officers, directors and shareholders of the Company make unsecured advances to the Company. The Company made repayments of such advances in the amount of $16,000 and $12,500 during the years ended April 30, 2006 and 2005, respectively. As of April 30, 2006, all such advances to the Company had been repaid.

The Company is obligated under a line of credit to an entity controlled by the brother of the Company's president. See Note 7.

In March, 2004, the Company issued a $150,000 note payable to and affiliate, Mustang Island Gathering, LLC, for indemnification of litigation settlement costs. See Note 7.

During July, 2005, the Company executed employment agreements with its officers. Certain of the officers have elected to defer payment of a portion of their salary under such agreements until such time as the Company's cash flow improves. At April 30, 2006, $217,500 of deferred compensation has been accrued and is recorded as accrued salaries, officers.

Note 12.  Oil and Gas Reserve Information (Unaudited)

The estimates of proved oil and gas reserves utilized in the preparation of the financial statements for the year ended April 30, 2006 were estimated internally by the Company. The estimates of proved oil and gas reserves utilized in the preparation of the financial statements for the year ended April 30, 2005 were estimated by D. Raymond Perry, Jr., a registered petroleum engineer. All estimates were prepared in accordance with guidelines established by the Securities and Exchange Commission and the Financial Accounting Standards Board, which require that reserve reports be prepared under existing economic and operating conditions with no provision for price and cost escalation except by contractual agreement. All of the Company's reserves are located in the continental United States.

Future prices received for production and future production costs may vary, perhaps significantly, from the prices and costs assumed for purposes of these estimates. There can be no assurance that the proved reserves will be developed within the periods indicated or that prices and costs will remain constant. There can be no assurance that actual production will equal the estimated amounts used in the preparation of reserve projections. In accordance with the Securities and Exchange Commission's guidelines, the Company's internal petroleum engineers' estimates of future net cash flows from the Company's proved properties and the present value thereof are made using oil and natural gas sales prices in effect as of the dates of such estimates and are held constant throughout the life of the properties. Average prices used in estimating the future net cash flows were $67.51 per barrel of oil and $6.27 per Mcf of gas and $48.04 per barrel of oil and $6.13 per Mcf of natural gas at April 30, 2006 and 2005, respectively.

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

                                                 Oil                   Gas
                                               (Bbls)                 (Mcf)
                                          ----------------     ----------------
                                                     (in thousands)
Proved Reserves
Estimated Quantities - April 30, 2004                  85               15,516
Production                                (             2)     (           157)
Revisions                                              20      (         5,935)
                                          ----------------     ----------------
Estimated Quantities - April 30, 2005                 103                9,424
Production                                (             1)     (            90)
Revisions                                               6                  943
                                          ----------------     ----------------
Estimated Quantities - April 30, 2006                 108               10,277
                                          ================     ================

Proved Developed Reserves
April 30, 2005                                         50                4,130
April 30, 2006                                         76                6,880

Due to significant NOL carry forwards, there have been no income taxes have been provided for within the standardized measure of discounted future net cash flow.

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves:

                                                        April 30,
                                             ---------------------------------
                                                   2006               2005
                                                   ----               ----
                                                       (in thousands)

Future cash inflows                         $       71,836     $       62,710
Future production costs                      (      11,483)     (       6,508)
Future development costs                     (      11,275)     (       6,495)
                                            ---------------    ---------------
Future net cash flows                               49,078             49,707
10% annual discount for estimating
   timing of cash flows                      (      21,887)     (      19,218)
                                            ---------------    ---------------

Standardized measure of discounted
   future net cash flows                    $       27,191     $       30,489
                                            ===============    ===============

Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves:

                                                    Year Ended of April 30,
                                              ----------------------------------
                                                     2006               2005
                                                     ----               ----
                                                        (in thousands)
Standardized measure of discounted
   future net cash flows, beginning of year   $       30,489     $       43,778

Changes due to operations:
Sales, net of production costs                           270      (         392)
Net change in prices, net of production costs          1,786              1,555
Development costs incurred                               334              1,528
Change in future development costs             (       1,555)     (         321)
Revisions of quantity estimates                        4,672     (      16,170)
Sales of reserves                              (       2,082)             -
Changes in production rates, timing and other  (       9,772)     (       3,867)
Accretion of discount                                  3,049              4,378
                                              ---------------    ---------------
Standardized measure of discounted
   future net cash flows, end of year         $       27,191     $       30,489
                                              ===============    ===============

Note 13.  Subsequent Events

Office Lease

In June 2006, the Company entered into a long term lease for office space effective September 1, 2006. Under the terms of the lease, rent expense will be $4,330 per month for the first year and escalates annually to a maximum of $5,052 per month. Future minimum lease payments under this lease will be as follows:

    Fiscal Year Ended April 30,
                2007                   $             25,980
                2008                                 53,403
                2009                                 55,568
                2010                                 57,733
                2011                                 59,898
                2012                                 30,310
                                      --- ------------------
               Total                   $            282,892
                                      === ==================

Exchange of Viking Interests to USEY

On August 11, 2006, VTEX closed a transaction whereby it contributed all of the outstanding stock of Viking to US Energy Overseas Investments, LLC ("Overseas") in return for Class B ownership units in Overseas and warrants to purchase common stock of US Energy Systems, Inc. ("USEY"). The Company, through Viking owned an approximate 24% interest in Viking Petroleum UK Limited ("Viking Petroleum"). Viking Petroleum owned gas licenses (the "Gas Licenses") for approximately 100,000 acres of onshore natural gas properties and mineral rights in North Yorkshire, England. The transaction between the Company and Overseas was combined with transactions between several other entities which resulted in the Gas Licenses, the Knapton Generating Station, a 42 MW gas-fired power plant associated with and located in the vicinity of the natural gas reserves in North Yorkshire, England, and certain related gas gathering and processing assets being directly and indirectly acquired by UK Energy Systems Limited ("UK Energy"). UK Energy is an English company which is a wholly-owned subsidiary of GBGH, LLC ("GBGH"), a Delaware limited liability company. GBGH is 79% owned by Overseas, and 21% owned by Marathon Capital Holdings (UK), LLC. As part of the transaction, a power purchase agreement and a gas sales agreement with Scottish Power Energy Management ("Scottish Power") was entered into under which Scottish Power is required to take all of the electricity generated by the Knapton Generating Station and all of the natural gas produced from the associated reserves up to 100 Bcf for a term of up to 12 years. The financing of the transaction provided approximately $167,000,000 for the acquisition of the assets, for certain reserves required by the terms of the financing and for working capital to be used for the operation and upgrading of the assets and the proposed increased production of natural gas from the reserves covered by the Gas Licenses.

The assets received by the Company in return for Viking were 100 Class B Membership Units of Overseas. The Class B Membership Units participate in the cash flow of Overseas and are convertible into up to 1,900,000 shares of common stock of USEY. In addition, the Company received warrants to purchase 500,000 shares of common stock of USEY. The warrants are exercisable at prices ranging from $8 to $10 per share and expire on August 7, 2011.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     Effective January 31, 2006, the Company's Independent Registered Public Accounting Firm resigned. In connection therewith the Company states the following:

          (a)  Pannell  Kerr  Forster of Texas,  P.C.  ("PKF")  resigned  as the
               Company's   Independent   Registered   Public   Accounting  Firm,
               effective January 31, 2006.

          (b) PKF's report of the independent registered accounting firm on the Company's financial statements for the year ended April 30, 2005 did not contain an adverse opinion or disclaimer of opinion, nor was it modified as to audit scope or accounting principles. PKF's report of the independent registered accounting firm was modified as to an uncertainty about the Company's ability to continue as a going concern

          (c) There was no disagreement with PKF for the year ended April 30, 2005 or for the interim period through January 31, 2006, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, auditing scope or procedure, which, if not resolved to the satisfaction of PKF, would have caused it to make reference to the subject matter of the disagreement in connection with its report of the independent registered accounting firm.

          (d) The board of directors selected Malone & Bailey, PC ("Malone") as the Company's successor independent registered public accounting firm, effective February 3, 2006. Neither the Company, nor any other party on its behalf, consulted with Malone on any matter of accounting principles or practices, financial statement disclosure, auditing scope or procedure prior to its selection.

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

     The Company currently employs one person in the accounting department (the Chief Financial Officer) who is responsible for the day to day accounting and SEC reporting function of the Company. Daily transactions are accounted for, reconciled and processed to our accounting records solely by this person. This is considered a material weakness due to lack of segregation of responsibilities. The lack of resources in the accounting and reporting function of our internal controls also resulted in the Company not being able to file its quarterly financial statements during the year ended April 30, 2006 on a timely basis. As of the date of this filing the Company is compliant in all of its filings.

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

Item 8B.   Other Information

         None

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

     The Directors and Executive Officers of the Company are as follows:

         Name            Age            Position                     Tenure
----------------------- -----   ------------------------        ---------------
Stephen F. Noser         60     Director                            May 8, 1998
                                President                        March 21, 2006
                                Secretary                        March 21, 2006
                                Assistant Treasurer                 May 8, 1998

Randal B. McDonald, Jr.  48     Director                            May 8, 1998
                                Chief Financial Officer             May 8, 1998
                                Treasurer                           May 8, 1998
                                Assistant Secretary                 May 8, 1998

John E. Seago                   Director                        August 25, 2006

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

     Stephen Noser, President. Mr. Noser has been with VTEX Energy, Inc. in various capacities since its inception. Mr. Noser has served as President and Chief Executive Officer since March 21, 2006. From August 25, 2005 until March 21, 2006 Mr. Noser served as Executive Vice President and General Counsel. From May 8, 1998 until August 25, 2005, Mr. Nosert served as President and Chhief Executive Officer. Mr. Noser has been a Director of the Company since its inception. Prior to that time, he served in various management and legal capacities within the oil and gas industry. He was Vice President and General Counsel of MCO Resources, Inc. ($60 million in assets and listed on the American Stock Exchange) from 1987 to 1988. He was Associate General Counsel and then General Counsel of Inexco Oil Company ($500 million in assets and listed on the New York Stock Exchange) from 1983 to 1986. He also served on Inexco's Board of Directors and as a member of the company's operating committee. Both at Inexco and MCO, Mr. Noser had primary responsibility for all SEC reporting requirements and preparation of all registration statements. From 1977 to 1983, he served in various legal capacities within the American Natural Resources System. From 1974 to 1977, he served as an attorney for Mitchell Energy & Development Corp. Mr.

Noser holds a B.A. from the University of St. Thomas and a J.D. degree from the University of Houston. He is a member of the Texas and Houston Bar Associations.

     Randal McDonald, Chief Financial Officer. Mr. McDonald has been Chief Financial Officer and a Director of the Company since its inception. Mr. McDonald has twenty-six years experience in the field of accounting. Since 1993, he has provided general financial consulting and litigation support services to a variety of companies. Such services have included preparation and review of public and private offering documents, preparation of pro forma financial statements utilized in raising capital, and services as interim chief financial officer. From 1979 to 1985, he was with KPMG Peat Marwick's Houston office, specializing in public oil and gas companies. During 1986, he served a one year rotational assignment in KPMG Peat Marwick's world headquarters developing their audit software. During 1987, he served as Chief Financial Officer for IBS Technologies, Ltd., a publicly traded computer software company. From 1988 to 1992, he was with Arthur Andersen's Denver office, specializing in public oil and gas companies. Mr. McDonald holds a B.B.A. in accounting from the University of Texas at Austin and is a licensed CPA.

     John E. Seago, Director. During the past five years Mr. Seago has been a partner with the law firm of Seago & Carmichael, or its predecessors, in Baton Rouge, Louisiana.

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

     Based solely on the review of the copies of such forms received by us, or written representations from certain reporting persons, the Company believes that during fiscal year 2006, all filing requirements applicable to the Company's officers, directors and greater than ten percent beneficial owners were complied with.

Code of Ethics

     The Company has not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We are in the process of preparing and adopting a code of ethics.

Item 10.    Executive Compensation

     The  aggregate   amount  of  compensation   paid  by  the  Company  or  its
subsidiaries during the fiscal year ended April 30, 2006 to officers and directors, as a group, for services in all capacities was $185,000.

     The following table sets out the compensation received by the President and Chief Financial Officer of the Company for the last three fiscal years ended April 30, 2006.

Summary Compensation Table

                                                                                   Long Term Compensation Awards
                                                                              --------------------------------------
                                                                              Restricted
             Name and             Year          Annual Compensation (1)         Stock           (2)           All
        Principal Position        End      Salary($)  Bonus($)   Other($)      Awards($)      Options(#)    Other($)
-----------------------------     ----     ---------  --------   --------     ----------      ----------    --------
Stephen F. Noser                  2006      95,000        -          -             -           1,000,000        -
   President                      2005      95,000        -          -             -                -           -
                                  2004      95,000        -          -             -                -           -

Randal B. McDonald, Jr.           2005      90,000        -          -             -           1,000,000        -
   Chief Financial Officer        2004      90,000        -          -             -                -           -
                                  2003      90,000        -          -             -                -           -

     During July,  2005, the Company  executed  employment  agreements  with Mr.
Noser and Mr. McDonald. Mr. Noser and Mr. McDonald have voluntarily elected to defer payment of a portion of their salary under such agreements until such time as the Company's cash flow improves. At April 30, 2006, $217,500 of deferred compensation has been accrued and is recorded as accrued salaries, officers.

Options Granted in 2005 and 2004

     Options granted to officers and directors during the fiscal year ended April 30, 2006 were as follows:

                                                Percent of Total
                         Number of Securities  Options Granted to
                          Underlying Options    Employees During   Exercise or
          Name                 Granted            Fiscal Year       Base Price  Expiration Date
 ----------------------  --------------------  ------------------  -----------  ---------------
 Stephen F. Noser             1,000,000              25.0%            $0.50      July 29, 2015
 Randal B. McDonald, Jr       1,000,000              25.0%            $0.50      July 29, 2015

     No options were granted to officers or directors during the fiscal year ended April 30, 2005.


Options Exercised During 2006 and 2005 and Year End Option Values (1)

                              Number of Securities       Value of Unexercised
                         Underlying Unexercised Options   In-the-Money Options
                             At Fiscal Year End (#)      At Fiscal Year End ($)
                                 Exercisable/               Exercisable/
         Name                   Unexercisable              Unexercisable
-----------------------  ------------------------------  ----------------------

Stephen F. Noser                  1,000,000                        -
                                       -                           -

Randal B. McDonald, Jr.           1,000,000                        -
                                       -                           -

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

Item 11.    Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information regarding beneficial ownership of outstanding shares as of July 31, 2006 by each person who is known by the Company to own beneficially five percent or more of the outstanding shares, the Company's Directors and Executive Officers, and all Directors and Executive Officers as a group.

          Name and Address                                                                   Amount and Nature        % of
        Of Beneficial Owner                Title of Class           Position or Title     Of Beneficial Ownership     Class
------------------------------------- -------------------------- ------------------------ ------------------------- ----------
Stephen F. Noser                      Common Stock               Director, President            (1)(2)   1,011,667       6.29%
8303 Southwest Freeway, Suite 950                                Secretary
Houston, Texas 77074                  Class B Preferred Stock    Assistant Treasurer                       250,000      50.00%

Randal B. McDonald, Jr.               Common Stock               Director, CFO                     (2)   1,005,000       6.25%
8303 Southwest Freeway, Suite 950                                Treasurer
Houston, Texas 77074                                             Assistant Secretary

John E. Seago                         Common Stock               Director                                  300,000       1.99%
8303 Southwest Freeway, Suite 950
Houston, Texas 77074

KLA Consulting, Inc.                  Common Stock               N/A                               (3)   2,000,000      11.70%
4631 S. Columbine Ct.
Englewood, Colorado 80113

ARCOA Advisors, LLC                   Common Stock               N/A                               (4)   1,500,000       9.62%
50 Briar Hollow East, Suite 210
Houston, Texas 77027

Ronald E. Reese, M.D.                 Common Stock               N/A                               (5)   1,099,033       7.28%
1441 Liberty St/, Suite 206
Redding, CA 96001

WDR Capital, Inc.                     Class B Preferred Stock    N/A                                       250,000      50.00%
19607 Piney Point Place
Houston, Texas 77094

All Officers                          Common Stock               N/A                            (1)(6)   2,316,667      13.56%
And Directors                         Class B Preferred Stock                                              250,000      50.00%

------------------------------------- -------------------------- ------------------------ ------------------------- ----------

     (1) Includes 1,667 shares of common stock indirectly owned by Mr. Noser because of his 50% ownership in Old Vector Corporation, which owns 3,334 shares of common stock.

     (2) Includes 1,000,000 shares of common stock issuable upon the exercise of stock options.

     (3) Includes 2,000,000 shares of common stock issuable upon the exercise of stock warrants.

     (4) Includes 500,000 shares of common stock issuable upon the exercise of stock warrants.

     (5) Shares included as Trustee and bebeficiary of the Ronald E. Reese Retirement Trust, dated 01/01/87 and the Ronald E. Reese Revocable Trust, dated 06/30/00

     (6) Includes 2,000,000 shares of common stock issuable upon the exercise of stock options

Item 12.    Certain Relationships and Related Transactions

     From time to time, officers, directors and shareholders of the Company make unsecured advances to the Company. The Company made repayments of such advances in the amount of $12,500 and $16,000 during the years ended April 30, 2005 and 2006, respectively. As of April 30, 2006, all such advances to the Company had been repaid.

     The Company is obligated under a line of credit to an entity controlled by the brother of the Company's president. See Note 7.

     In March, 2004, the Company issued a $150,000 note payable to and affiliate, Mustang Island Gathering, LLC, for indemnification of litigation settlement costs. See Note 7.

     During July, 2005, the Company executed employment agreements with its officers. Certain of the officers have elected to defer payment of a portion of their salary under such agreements until such time as the Company's cash flow improves. At April 30, 2006, $217,500 of deferred compensation has been accrued and is recorded as accrued salaries, officers.

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
                Sarbanes-Oxley Act of 2002*

Item 14.    Principal Accountant Fees and Services

     The Company's board of directors reviews and approves audit and permissible non-audit services performed by the authorized Independent Registered Public Accounting Firm as well as the fees charged by the authorized Independent Registered Public Accounting Firm for such services. In its review of non-audit service fees and its appointment of the authorized Independent Registered Public Accounting Firm, the board of directors considered whether the provision of such services is compatible with maintaining the authorized Independent Registered Public Accounting Firm's independence. All of the services provided and fees charged by the authorized Independent Registered Public Accounting Firm in fiscal 2006 and 2005 were pre-approved by the board of directors.

Audit Fees

     The aggregate fees billed by the authorized Independent Registered Public Accounting Firm for professional services for the audit of the annual financial statements of the Company and the reviews of the financial statements included in the Company's quarterly reports on Form 10-QSB for fiscal 2006 and Fiscal 2005 were $91,866 and $25,793 respectively, net of expenses.

Audit Related Fees

     There were no other fees billed by the authorized Independent Registered Public Accounting Firm during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements and not reported under "Audit Fees" above.

Tax Fees

         There were no fees billed by the authorized Independent Registered Public Accounting Firm during fiscal 2006 for tax compliance. The aggregate fees billed by the authorized Independent Registered Public Accounting Firm for professional services related to tax compliance were $22,963 for fiscal 2005.

All Other Fees

         There were no fees billed by the authorized Independent Registered Public Accounting Firm during fiscal 2006 for other services. The aggregate fees billed by the authorized Independent Registered Public Accounting Firm for other professional services were $10,895 for fiscal 2005.

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

                                     Date:    September 19, 2006

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

                                     Date:    September 19, 2006


                           By  /S/   Randal B. McDonald, Jr
                               ------------------------------------------
                                     Randal B. McDonald, Jr.
                                     Chief Financial Officer and Director
                                     Principal Accounting and
                                        Financial Officer

                                     Date:    September 19, 2006