Form 10QSB
period 2006-07-31
VTEX ENERGY INC
filed 2006-10-06
CIK 1036265

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITITES EXCHANGE ACT OF 1934. For the quarter ended July 31, 2006

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

                        11811 North Freeway, Suite 200
                              Houston, Texas 77060
                     (Address of principal executive office)

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

        Yes  |X|  No  |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

        Yes  |_|  No  |X|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

          As of August 31, 2006, there were 15,501,470 shares of common stock, $0.001 par value, outstanding.

Transitional Small Business Disclosure Format (Check one).

        Yes  |_|  No  |X|

                                VTEX ENERGY, INC.
                                   FORM 10-QSB
                     FOR THE QUARTER ENDED JULY 31, 2006

                                     INDEX
                                                                        PAGE
 PAGE PART I.  FINANCIAL INFORMATION
     Item 1. Financial Statements
          Consolidated Balance Sheets
               as of July 31, 2006 and April 30, 2006                     3
          Consolidated Statements of Operations
               for the Three Months Ended July 31, 2006 and 2005          5
          Consolidatd Statement of Changes in Stockholders' Equity
               for the Three Months Ended July 31, 2006                   6
          Consolidated Statements of Cash Flows
               for the Three Months Ended July 31, 2006 and 2005          7
          Notes to Consolidated Financial Statements                      8

     Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            12

     Item 3. Procedures and Controls                                     17

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings                                           18

     Item 2. Changes in Securities and Use of Proceeds                   18

     Item 3. Defaults Upon Senior Securities                             18

     Item 4. Submission of Matters to a Vote of Security Holders         18

     Item 5. Other Information                                           19

     Item 6. Exhibits                                                    19

SIGNATURES                                                               19

CERTIFICATIONS

     Certification - Chief Executive Officer
     Certification - Chief Financial Officer
     Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                VTEX ENERGY, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                 July 31, 2006    April 30, 2006
                                                ----------------  --------------
                                                  (Unaudited)

    ASSETS

 CURRENT ASSETS
   Cash                                        $          955  $       38,536
   Certificates of deposit                            101,807         101,807
   Accounts receivable, oil and natural gas            14,979          52,239
   Joint interest billins receivable                   26,432          20,267
   Note receivable                                    537,000         537,000
   Other current assets                               154,168         248,112
                                               --------------  --------------

         Total current assets                         835,341         997,961
                                               --------------  --------------

OIL AND GAS PROPERTIES - Full cost method
   of accounting                                   16,890,310      16,977,310

   Less accumulated depletion, depreciation
      and amortization                          (   1,723,994)  (   1,723,720)
                                               --------------  --------------

         Oil and gas properties, net               15,166,316      15,253,590
                                               --------------  --------------

OTHER ASSETS
   Other property and equipment, net of
      accumulated depreciation of $138,962
      and $133,077 at July 31, 2006 and
      April 30, 2006, respectively                     63,412          69,297
      Deferred loan costs, net of accumulated
      amortization of $649,806 and $623,089
      at July 31, 2006 and April 30, 2006,
      respectively                                     34,205          37,152
   Investment in Viking Petroleum UK Limited,
      equity method                                 1,369,570       1,369,570
   Other assets                                       119,356         108,342
                                               --------------  --------------

         Total other assets                         1,586,543       1,584,361
                                               --------------  --------------

         TOTAL ASSETS                          $   17,588,200  $   17,835,912
                                               ==============  ==============




     The accompanying notes are an integral part of the financial statements

                                VTEX ENERGY, INC.
                     CONSOLIDATED BALANCE SHEETS (Continued)


                                                 July 31, 2006    April 30, 2006
                                                ----------------  --------------
                                                  (Unaudited)

    LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
    Current portion of line of credit -
       related party                                1,585,809       1,359,265
    Revolving lines of credit - banks                 745,001         745,001
    Notes payable, net of debt discount of
       $265,492 and $87,397 at April 30, 2006
       and 2005, respectively                       3,095,637       2,795,999
    Production payments payable                       291,504         299,504
    Accounts payable, trade                    $    3,167,741  $    2,610,775
    Accrued salaies - officers                        277,500         217,500
    Royalties payable                                 584,759         771,793
    Working interest revenues payable                  65,807          63,768
    Taxes payable                                     172,463         172,463
    Advances from related parties                     216,000            -
    Accrued interest                                  691,729         540,418
                                               --------------  --------------

          Total current liabilities                10,893,950       9,576,486
                                               --------------  --------------

 NONCURRENT LIABILITIES
    Line of credit - related party                  2,038,898       2,265,442
    Asset retirement obligations                    1,352,239       1,327,351
                                               --------------  --------------

          Total noncurrent liabilities              3,391,137       3,592,793
                                               --------------  --------------

          TOTAL LIABILITIES                        14,285,087      13,169,279
                                               --------------  --------------

 COMMITMENTS AND CONTINGENCIES                           -              -

 STOCKHOLDERS' EQUITY
    Preferred stock class A-1, cumulative
       convertible; $1,000 par value per share
       3,000 shares authorized; no shares
       issued or outstanding                              -             -
    Preferred stock class AA-1, cumulative
       convertible; $0.01 par value per share,
       500,000 shares authorized; 395,879
       shares issued and outstanding                    3,959          3,959
    Preferred stock class B, noncumulative
       nonconvertible; $0.001 par value per
       share, 500,000 shares authorized;
       500,000 shares issued and outstanding              500            500
    Common stock, $0.001 par value per share;
       150,000,000 shares authorized; 15,087,689
       and 15,007,689 shares issued and
       outstanding at July 31, 2006 and
       April 30, 2006, respectively                    15,088         15,008
    Additional paid-in capital                     36,708,788     36,685,098
    Accumulated deficit                         (  33,369,942)  ( 32,002,436)
    Accumulated other comprehensive loss        (      55,280)  (     35,496)
                                               --------------  --------------

          Total stockholders' equity                3,303,113      4,666,633
                                               --------------  --------------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $   17,588,200  $  17,835,912
                                               ==============  ==============





     The accompanying notes are an integral part of the financial statements

                                VTEX ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                   Three Months Ended July 31,
                                                 -------------------------------
                                                      2006             2005
                                                      ----             ----

REVENUES
   Natural gas sales                           $        1,232  $      199,714
                                               --------------  --------------

         Total revenues                                 1,232         199,714
                                               --------------  --------------

OPERATING EXPENSES
   Lease operating expense                            177,284         105,511
   Production taxes                                    83,100          33,802
   Depreciation, depletion and
      amortization expense                              6,159          58,682
   General and administrative expense                 823,653       1,784,510
   Accretion expense                                   24,888          23,105
                                               --------------  --------------

         Total operating expenses                   1,115,084       2,005,610
                                               --------------  --------------

OPERATING LOSS                                  (   1,113,852)  (   1,805,896)
                                               --------------  --------------

OTHER INCOME (EXPENSE)
   Other income                                        42,877           3,296
   Interest expense                             (     296,531)  (     235,079)
                                               --------------  --------------

         Total other expense, net               (     253,654)  (     231,783)
                                               --------------  --------------

NET LOSS                                       $(   1,367,506) $(   2,037,679)
                                               ==============  ==============

NET LOSS PER SHARE - Basic and Diluted         $(        0.09) $(        0.20)
                                                ==============  ==============

WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING                              15,277,119      10,433,609
                                               ==============  ==============




     The accompanying notes are an integral part of the financial statements

                                VTEX Energy, Inc.
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        Three Months Ended July 31, 2006
                                   (Unaudited)

                             Preferred Stock
                    -------------------------------                                                       Accumulated
                        Class AA-1      Class B           Common Stock        Additional                     Other       Total
                    ---------------- -------------- -----------------------     Paid-in    Accumulated   Comprehensive Shareholders'
                      Shares  Amount Shares  Amount    Shares       Amount      Capital      Deficit         Loss        Equity
                      ------  ------ ------  ------    ------       ------      -------      -------         ----        ------
April 30, 2006       395,879  $3,959 500,000 $  500 15,007,689  $  15,008   $ 36,685,098  $(32,002,436) $ (  35,496)  $ 4,666,633

Common stock issued
 for prior year
 loan consideration     -       -       -       -      80,000           80   (        80)         -            -             -
Warrants granted
 for loan guarantee     -       -       -       -         -           -           23,770          -            -           23,770
Net loss                -       -       -       -         -           -             -      ( 1,367,506)        -       (1,367,506)
Foreign currency
 translation            -       -       -       -         -           -             -             -      (   19,784)   (   19,784)
                    --------- ------ ------- ------ ----------- ----------- ------------- ------------- ------------- ------------
Balance
April 30, 2006       395,879  $3,959 500,000 $  500 15,087,689  $  15,088   $ 36,708,788  $(33,369,942) $ (   55,280) $ 3,303,113
                    ========= ====== ======= ====== =========== =========== ============= ============= ============= ============

          The accompanying notes are an integral part of the consolidated financial statements

                                VTEX Energy, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                   Three Months Ended July 31,
                                                 -------------------------------
                                                      2006             2005
                                                      ----             ----

 CASH FLOWS FROM OPERATING ACTIVITIES
    Net Loss                                     $(  1,367,506)   $(  2,037,679)
    Adjustments to reconcile net loss to net
       cash used in operating activities
          Depreciation, depletion and
             amortization expense                        6,159           58,682
          Amortization of deferred loan
             costs and loan discount                   122,522          108,116
          Accretion expense                             24,888           23,105
          Accrued salaries, officers                    60,000             -
          Common stock and warrants issued
             for services                                 -              21,494
          Stock based compensation                        -           1,280,000
    Changes in operating assets and liabilities
          Accounts receivable                           31,095     (    130,042)
          Other assets                                  82,930     (    115,401)
          Accounts payable - trade                     556,966     (     77,379)
          Royalties and working interest
             revenues payable                     (    184,995)    (     17,168)
          Other current liabilities                    151,311          114,096
                                                 --------------   --------------
Net cash (used in) provided by
   operating activities                           (    516,630)    (    772,176)
                                                 --------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Investment in certificates of deposit                 -        (      2,890)
    Oil and natural gas capital expenditures              -        (     24,571)
    Proceeds from sales of oil and
       natural gas properties                           87,000          270,000
    Acquisition of Viking International
       Petroleum, PLC, net of cash acquired               -        (    121,619)
                                                 --------------   --------------
Net cash provided by (used in)
   investing activities                                 87,000          120,920
                                                 --------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Borrowings on notes payable                        205,500          425,000
    Repayments of notes payable                   (      1,667)    (     67,529)
    Repayments of production payments             (      8,000)            -
    Borrowings on lines of credit                         -             350,000
    Advances from related parties                      216,000             -
    Repayments of advances from related
       parties                                            -        (     12,500)
                                                 --------------   --------------
Net cash provided by financing activities              411,833          694,971
                                                 --------------   --------------

Effect of foreign currency translation            (     19,784)           -
                                                 --------------    ------------


 NET CHANGE IN CASH
    AND CASH EQUIVALENTS                          (     37,581)          43,715

 CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD                                 38,536           37,582
                                                 --------------   --------------

 CASH AND CASH EQUIVALENTS,
    END OF PERIOD                                $         955    $      81,297
                                                 ==============   ==============



     The accompanying notes are an integral part of the financial statements

                                VTEX Energy, Inc.
              Notes to Unaudited Consolidated Financial Statements
                                   (Unaudited)


Note 1.  Basis of Presentation

The accompanying consolidated financial statements have been prepared by management of VTEX Energy, Inc., a Nevada corporation and its subsidiaries, Vector Exploration, Inc. and Viking International Petroleum, PLC ("Viking"), collectively the "Company" without audit pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments that, in the opinion of management, are necessary for the fair presentation of the financial position and results of operations of the Company. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended April 30, 2006, which are included in the Company's annual report on Form 10-KSB filed with the SEC on September 20, 2006. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2006 as reported in Form 10-KSB have been omitted.

Going Concern

As shown in the financial statements, the Company has historically incurred net losses from operations and has incurred net losses of approximately $1,368,000 and $2,038,000 for the three months ended July 31, 2006 and 2005, respectively, and losses are expected to continue in the near term. Current liabilities exceeded current assets by approximately $10,059,000 and $8,579,000 at July 31, 2006 and April 30, 2006, respectively, and the accumulated deficit is approximately $33,370,000 at July 31, 2006. Amounts outstanding and payable to creditors are in arrears and the Company is in negotiations with creditors to obtain extensions and settlements of outstanding amounts. Management anticipates that significant additional expenditures will be necessary to develop the Company's properties, which consist primarily of proved reserves that are non-producing, before significant positive operating cash flows will be achieved. Without outside investment from the sale of equity securities or debt financing, our ability to execute our business plan will be limited. These factors are an indication that the Company may be unable to continue in existence.

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

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern. The consolidated financial statements do not contain adjustments, including adjustments to recorded assets and liabilities, which might be necessary if the Company were unable to continue as a going concern.

Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

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

The Company owns an approximate 24% interest in Viking Petroleum UK Limited which is accounted for under the cost method because of the inability to exercise significant influence over its operations. This investment is carried at cost and adjusted only for other than temporary declines in fair value. Profits and losses of the investee are not recognized in the consolidated financial statements of the Company. No impairment of this investment was considered necessary at July 31, 2006.

Oil and Natural Gas Properties

The Company follows the full cost method of accounting for its oil and natural gas properties. All costs associated with property acquisition, exploration, and development activities are capitalized in a single cost center located within the United States. Internal costs directly identified with the acquisition, exploration and development activities of the Company are also capitalized.
Capitalized costs are amortized on the unit-of-production basis using total proved oil and natural gas reserves. Capitalized costs are subject to a "ceiling test" and are limited to the present value of estimated future net revenues less estimated future expenditures using a discount factor of ten percent. Should capitalized costs exceed the present value of reserves discounted at ten percent, the excess is charged to operations. Once incurred, an impairment of oil and natural gas properties can not be reversed at a later date. Impairment of oil and natural gas properties is assessed on a quarterly basis in conjunction with our quarterly filings with the SEC. Sales of proved and unproved oil and natural gas properties are treated as reductions of the capitalized cost pool, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves. At July 31, 2006 and April 30, 2006, there were no costs of unproved properties or major development projects included in the capitalized cost pool. The depletion rates per Mcfe for the three months ended July 31, 2006 and 2005 were $1.32 and $0.99, respectively.

Loss Per Share

Loss per share has been calculated using the weighted average number of shares outstanding. Outstanding warrants and other potentially dilutive securities have been excluded from the calculation of loss per share, as their effect would be anti-dilutive due to the Company incurring a net loss for all periods presented. At July 31, 2006 and April 30, 2006, there were 189,430 and 269,430 shares, respectively, that the Company was obligated to issue. The weighted average effect of these shares was 189,430 and 135,496 for the three months ended July 31, 2006 and 2005, respectively. At July 31, 2006 and April 30, 2006, there are 250,000 warrants that are potentially dilutive common shares that have been excluded from the calculation of earnings per share because their effects are anti-dilutive.

Statement of Cash Flows

For purposes of the consolidated statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash and cash equivalents.

The following is a summary of all payments made for interest and significant noncash financing activities for the three months ended July 31, 2006 and 2005, respectively.

Supplemental Disclosures of Cash Flow Information:
                                                           Three Months Ended
                                                                July 31,
                                                           2006         2005
                                                           ----         ----

Cash Payments
   Interest                                           $    13,736   $    14,204

Noncash financing activities
   Accrued interest converted into note payable       $      -   $       26,466
   Common stock and warrants issued for services             -           21,494
   Common stock and warrants issued to note
      holders recorded as debt discounts                     -           79,761
   Common stock and warrants issued for debt
      extensions and a guarantee                           23,770       165,365
   Common stock options issued for stock
      based compensation                                     -        1,280,000
   Common stock issued as consideration
      for the acquisition of Viking International
      Petroleum, PLC                                         -          640,000
   Common stock issued for loan consideration                  80          -
   Net liabilities acquired in the acquisition
      of Viking International Petroleum, PLC
      (net of cash acquired)                                 -          607,951

Note 3.  Certificates of Deposit

At July 31, 2006 and April 30, 2006, the Company had certificates of deposit totaling $101,807. Such certificates bear interest at a rates ranging from 3.92% to 4.07% at July 31, 2006 and from 2.81% to 3.93% at April 30, 2006. The maturity dates of the certificates ranged from January 29, 2007 to March 20, 2007. The certificates of deposit are collateral for letters of credit, with expiration dates corresponding to the maturity dates of the certificates, issued in favor of governmental agencies in states in which the Company operates wells. It is anticipated that such certificates of deposit and the corresponding letters of credit will be renewed at maturity.

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

The following table describes all changes to the Company's ARO liability:

                                                  Three Months Ended July 31,
                                              ----------------------------------
                                                    2006              2005
                                                    ----              ----

Beginning asset retirement obligations        $   1,327,351     $     1,232,297
   Accretion expense                                 24,888              23,105
                                              --------------    ----------------
Ending asset retirement obligations           $   1,352,239     $     1,255,402
                                              ==============    ================

Note 5.  Commitments and Contingencies

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

ARCOA Energy Partners I, L.P. ("ARCOA") has the right to convert its net profits interest into common stock of the Company at a conversion rate of $1.25 per share. The value of the net profits interest will be determined based upon the net cash flows attributable to the reserves, discounted at 15%.

From time to time, the Company is party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, management does not expect these matters to have a materially adverse effect on the financial position of the Company.

Note 6.  Stockholder's Equity

Common Stock

The Company has 150,000,000 shares of authorized $0.001 par value common stock, of which 15,087,689 and 15,007,689 shares were issued and outstanding at July 31, 2006 and April 30, 2006, respectively.

During the three months ended July 31, 2006, the Company issued 80,000 shares of its common stock under the terms of notes payable for which the obligation of issuance arose prior to April 30, 2006 and whose value was included in stockholders' equity at April 30, 2006.

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

As of July 31, 2006, there were 5,329,376 warrants outstanding and exercisable at prices ranging from $0.10 to $2.00. Such warrants expire on dates ranging from August 8, 2006 to March 10, 2010.

During the three months ended July 31, 2006, the Company issued warrants to purchase 100,000 shares of its common stock at $0.50 per share to an individual in order to secure a guarantee of one of its revolving lines of credit. The warrants had a fair value of $23,770 and expire on June 20, 2008. The warrants have been recorded as deferred loan costs and will be amortized over the term of the line of credit.

Note 7.  Related Party Transactions

From time to time, officers, directors and shareholders of the Company have made unsecured advances to the Company. During the three months ended July 31, 2006, the Company received $216,000 in such advances. Advances are due upon demand.

The Company is obligated under a line of credit to an entity controlled by the brother of the Company's president. See Note 4.

During July, 2005, the Company executed employment agreements with its officers. Certain of the officers have elected to defer payment of a portion of their salary under such agreements until such time as the Company's cash flow improves. At July 31, 2006 and April 30, 2006, deferred compensation of $277,500 and $217,500, respectively, has been accrued and is recorded as accrued salaries, officers.

Note 8.  Subsequent Events

Office Lease

In June 2006, the Company entered into a long term lease for office space effective September 1, 2006. Under the terms of the lease, rent expense will be $4,330 per month for the first year and escalates annually to a maximum of $5,052 per month. Future minimum lease payments under this lease will be as follows:

       Fiscal Year Ended April 30,
                   2007                   $      25,980
                   2008                          53,403
                   2009                          55,568
                   2010                          57,733
                   2011                          59,898
                   2012                          30,310
                                          -------------
                  Total                   $     282,892
                                          =============

Exchange of Viking Interests to USEY

On August 11, 2006, VTEX contributed all of the outstanding stock of Viking to US Energy Overseas Investments, LLC ("Overseas") in return for Class B ownership units in Overseas and warrants to purchase common stock of US Energy Systems, Inc. ("USEY"). The Company, through Viking owned an approximate 24% interest in Viking Petroleum UK Limited ("Viking Petroleum"). Viking Petroleum owned gas licenses (the "Gas Licenses") for approximately 100,000 acres of onshore natural gas properties and mineral rights in North Yorkshire, England. The transaction between the Company and Overseas was combined with transactions between several other entities which resulted in the Gas Licenses, the Knapton Generating Station, a 42 MW gas-fired power plant associated with and located in the vicinity of the natural gas reserves in North Yorkshire, England, and certain related gas gathering and processing assets being directly and indirectly acquired by UK Energy Systems Limited ("UK Energy"). UK Energy is an English company which is a wholly-owned subsidiary of GBGH, LLC ("GBGH"), a Delaware limited liability company. GBGH is 79% owned by Overseas, and 21% owned by Marathon Capital Holdings (UK), LLC. As part of the transaction, a power purchase agreement and a gas sales agreement with Scottish Power Energy Management ("Scottish Power") was entered into under which Scottish Power is required to take all of the electricity generated by the Knapton Generating Station and all of the natural gas produced from the associated reserves up to 100 Bcf for a term of up to 12 years.

VTEX received 100 Class B Membership Units of Overseas. The Class B Membership Units participate in the cash flow of Overseas and are convertible into up to 1,900,000 shares of common stock of USEY. The investment in Overseas will be accounted for using the cost method. In addition, the Company received warrants to purchase 500,000 shares of common stock of USEY. The warrants are exercisable at prices ranging from $8 to $10 per share and expire on August 7, 2011.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following is management's discussion and analysis of significant factors that have affected certain aspects of our financial position and operating results during the periods included in the accompanying unaudited condensed consolidated financial statements. This discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements included elsewhere in this Form 10-QSB and with Management's Discussion and Analysis of Financial Condition and Results of Operations and our audited consolidated financial statements included in our annual report on Form 10-KSB for the year ended April 30, 2006.

Forward-Looking  Statements

     The statements contained in all parts of this document, including, but not limited to, those relating to our outlook, including any expectations regarding increases in our liquidity or available credit, our ability to access the capital markets to raise additional capital, our drilling plans, capital expenditures, future capabilities, the sufficiency of capital resources and liquidity to support working capital and capital expenditure requirements, reinvestment of cash flows, use of NOLs, tax rates, the outcome of litigation and audits, and any other statements regarding future operations, financial results, business plans, sources of liquidity and cash needs and other statements that are not historical facts are forward looking statements. When used in this document, the words "anticipate," "estimate," "expect," "may," "project," "believe," "budgeted," "intend," "plan," "potential," "forecast," "might," "predict," "should" and similar expressions are intended to be among the statements that identify forward looking statements. Such statements involve risks and uncertainties, including, but not limited to, those relating to the results of and our dependence on our exploratory and development drilling activities, the volatility of oil and natural gas prices, the need to replace reserves depleted by production, operating risks of oil and natural gas operations, our dependence on key personnel, our reliance on technological development and possible obsolescence of the technology currently used by us, the significant capital requirements of our exploration and development and technology development programs, the potential impact of government regulations and liability for environmental matters, results of litigation and audits, expansion of our capital budgets, our ability to manage our growth and achieve our business strategy, competition from larger oil and natural gas companies, the uncertainty of reserve information and future net revenue estimates, property acquisition risks and other factors detailed in this Form 10-QSB for the quarterly period ended July 31, 2006 and in our Form 10-KSB for the year ended April 30, 2006 and other filings with the SEC ("SEC"). Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. All subsequent written and oral forward-looking statements attributable to the Company or the persons acting on its behalf are expressly qualified in their entirety by the reference to these risks and uncertainties.

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

                                                                Percent of          Percent of        Percent of
                                                              April 30, 2006          Revenue          Revenue
                                                             Estimated Future         Quarter          Quarter
                                                              Net Cash Flows           Ended            Ended
          Field                       Location               Discounted at 10%     July 31, 2006    July 31, 2005
          -----                       --------               -----------------     -------------    -------------
Bateman Lake               St. Mary Parish, Louisiana             45.26%             100.00%             1.04%

Mustang Island 818-L       State Waters Offshore Texas            54.74%               0.00%            98.96%


Results of Operations

Three Months Ended July 31, 2006 Compared to Three Months Ended July 31, 2005

     Revenues are minimal due to development and repair requirements on our principal properties. Production expenses exceeded revenue by $259,152 for the three months ended July 31, 2006, principally due to the fact that the Company's producing oil and gas wells have either been shut-in or produce only intermittently pending the completion of necessary repairs. Such repairs include repairs to the main tank battery and a new natural gas supply line for artificial gas lift at Bateman Lake and repairs to the production platform at Mustang Island. The Company estimates that such repairs will cost approximately $450,000.

     Oil and natural gas revenues for the three months ended July 31, 2006 decreased 99% to $1,232, compared to $199,714 for the same period in 2005. Production volumes for natural gas during the three months ended July 31, 2006 decreased 99%, to 207 Mcf, compared to 55,149 Mcf for the three months ended

July 31, 2006. Average natural gas prices for the three months ended July 31, 2006 increased 64% to $5.95 per Mcf, compared to $3.62 per Mcf for the same period in 2005. There was no oil production for either the three months ended July 31, 2006 or 2005.

     The following table summarizes production volumes, average sales prices and operating revenues for the Company's oil and natural gas operations for the three months ended July 31, 2006 and 2005.

                                                                         2006 Compared to 2005
                                  Three Months Ended July 31,      --------------------------------
                               --------------------------------       Increase         % Increase
                                    2006              2005            Decrease)        (Decrease)
                               --------------    --------------    --------------    --------------
Production volumes -
   Oil (Bbls)                           -                 -                 -                 -
   Natural Gas (MCF)                     207            55,149      (     54,942)     (        99%)
Average sales prices -
   Natural gas (per MCF)       $        5.95     $        3.62     $        2.33               64%
Operating revenue
   Natural gas                 $       1,232     $     199,714     $(    198,482)     (        99%)

     Production expenses for the three months ended July 31, 2006 increased 22% to $260,384 compared to $139,313 for the same period in 2005. This increase in production expense is caused by the effect of fixed lease operating expenses combined with an increase in the minimum transportation charge at Mustang Island and the cost of well control insurance.

     Depreciation, depletion and amortization expense decreased from $58,682 for the three months ended July 31, 2005 to $6,159 for the three months ended July 31, 2006. This decrease was due to a 99% decrease in Mcfe production volumes.

     General and administrative expenses for the three months ended July 31, 2006 decreased by $960,857 to $823,653 compared to $1,784,510 for the three months ended July 31, 2005. The decrease was primarily due to common stock warrants issued for stock based compensation whose value of $1,280,000 was expensed in the first quarter of fiscal 2005. Included in general and administrative expenses for the three months ended July 31, 2006 was $275,489 relating to Viking, whose expenses have been included in the Company's operations since July 29, 2005.

     Accretion expense for the three months ended July 31, 2006 increased by $1,783 to $24,888 compared to $23,105 for the three months ended July 31, 2005. This increase was due to the normal compound effect of the discount factor attributable to the Company's asset retirement obligation.

     Interest expense for the three months ended July 31, 2006 increased by 26% to $296,531 from $235,079 for the same period in 2005. The increase in interest expense was due primarily to an increase in weighted average debt from $5,843,660 for the three months ended July 31, 2005 to $7,494,186 for the three months ended July 31, 2006. Amortization of loan discount and deferred loan costs included in interest expense increased from $108,116 for the three months ended July 31, 2005 to $122,522 for the three months ended July 31, 2006.

Financial Condition and Capital Resources

     Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations. During the three months ended July 31, 2006 and 2005, the Company reported losses of approximately $1,368,000 and $2,038,000, respectively. The Company's continuing negative operating results have produced a working capital deficit of approximately $10,059,000 at July 31, 2006. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's long-term viability as a going concern is dependent upon the Company's ability to obtain sources of outside financing to support near term operations and to allow the Company to make strategic investments in new oil and natural gas prospects which will provide the Company the ability to attain profitability and sustain a cash flow level that will ensure support for continuing operations. The Company estimates that an additional $1.2 million in capital will be required to sustain operations for the next year.

     For the past three months the Company has funded its oil and gas operating expenses and general and administrative expenses through the issuance of short term investor notes and advances from related parties. Additional equity funding will be required in the near term to meet the capital needs of the Company. The

Company is evaluating various financing alternatives such as the issuance of debt, private placements of its common and preferred stock, sales of undivided interests in some of its oil and natural gas properties and joint ventures with industry partners. There is no guarantee that the Company will be successful in obtaining such financing, or that the terms of any financing obtained will be on terms favorable to the Company. Any inability of the Company to raise additional capital will limit the development of most of its oil and natural gas properties and may prevent the Company from meeting its cash requirements. If the wells which are currently being brought into production through development and workovers perform as expected additional cash flows may be available; however, there is no assurance that such cash flows will in fact be available or that the wells will, in fact, perform as expected. In the absence of such well performance or financing, the company will not be able to meet its financial obligations.

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

Financing Arrangements

     The Company has a $10 million revolving credit line with an entity controlled by the brother of the Company's president. The credit line is subject to a borrowing base formula. At July 31, 2006, the Company had drawn the maximum available under the borrowing base on the revolving credit line of $3,624,707. Additional borrowings are not available without the consent of the lender. The line of credit is secured by all of the Company's oil and natural gas properties and bears interest at the rate of 7.5%. Accrued and unpaid interest on the line of credit totaled $340,375 at July 31, 2006. Under its terms, the line of credit was to accrue interest through October 31, 2005, at which time interest was to be due monthly. Beginning in November 2006, the principal balance outstanding under the line of credit was to convert to a term note payable in 48 equal monthly installments along with current interest. The Company has not made any payments under the terms of the converted note and interest on the line of credit is continuing to accrue. The note is currently in default, however no demand for payment has been received pending ongoing discussions with the lender to modify the terms of the note. No definitive agreement has yet been reached.

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

     The Company has outstanding production payments in the amount of $291,504 at July 31, 2006. One of the holders of such production payments has agreed to a temporary forbearance of the Company's obligation until December 31, 2006. The Company is currently holding discussions with the holder of the remaining production payments in order to obtain his forbearance, however there can be no assurance that such forbearance will be obtained or will be on terms favorable to the Company. If such forbearance is not obtained or continued, the Company will be required to remit the revenue from a substantial portion of the Company's production.

     From time to time, the Company issues notes payable to settle outstanding accounts payable and other liabilities, finance expenditures and generate working capital. The balances of such notes payable were $3,095,637 and

$2,795,999 at July 31, 2006 and April 30, 2006, respectively. Notes payable totaling $1,420,342 have reached maturity and are currently in default, however no demand for payment has been received pending ongoing discussions with the lenders to modify the terms of the notes.

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

Net Cash Used in Operating Activities

     Cash flows used in operating activities decreased to $516,630 for the three months ended July 31, 2006 as compared to $772,176 for the three months ended July 31, 2005. This decrease was primarily due to a decrease in the net loss incurred by the Company from $2,037,679 in 2005 to $1,367,506 in 2006.

Net Cash Provided by Investing Activities

     Cash flows provided by investing activities decreased to $87,000 for the three months ended July 31, 2006 from $120,920 for the three months ended July 31, 2005. The decrease from the prior year was due primarily to a decrease in proceeds from the sale of non-strategic properties.

Net Cash Provided by Financing Activities

     Net cash flows provided by financing activities totaled $411,833 for the three months ended July 31, 2006 primarily from borrowings under notes payable to investors totaling $205,500 and advances from related parties totaling $216,000.

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

     We amortize oil and natural gas properties based on the unit-of-production method using estimates of proved reserve quantities. The amortizable base includes estimated future development costs and, where significant, dismantlement, restoration and abandonment costs, net of estimated salvage values. The depletion rate per Mcfe for the three months ended July 31, 2006 and 2005 was $1.32 and $0.99, respectively.

     We account for dispositions of oil and natural gas properties as adjustments to capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves. We have not had any transactions that significantly alter that relationship.

     The net capitalized costs of proved oil and natural gas properties are subject to a "ceiling test" which limits such costs to the estimated present value, discounted at a 10% interest rate, of future net revenues from proved reserves, based on current economic and operating conditions. If net capitalized costs exceed this limit, the excess is charged to operations through depletion, depreciation and amortization. No ceiling test write downs were required during the three months ended July 31, 2006 or 2005.

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

     The Company currently employs one person in the accounting department (the Chief Financial Officer) who is responsible for the day to day accounting and SEC reporting function of the Company. Daily transactions are accounted for, reconciled and processed to our accounting records solely by this person. This is considered a material weakness due to lack of segregation of responsibilities. The lack of resources in the accounting and reporting function of our internal controls also resulted in the Company not being able to file its annual financial statements for the year ended April 30, 2006 and for the quarterly period ended July 31, 2006 on a timely basis. As of the date of this filing the Company is compliant in all of its filings.

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

     There has been no change in our internal controls over financial reporting that occurred during the three months ended July 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

     In May 2005, the Company issued 40,000 shares of its common stock to Michael R. Seeley as consideration under the terms of a loan agreement.

     In May 2005, the Company issued 40,000 shares of its common stock to HK Realty as consideration under the terms of a loan agreement.

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

Item 3.   Defaults Upon Senior Securities

         None


Item 4.   Submission of Matters to a Vote of Security Holders

         None

Item 5.   Other Information

         None

Item 6.   Exhibits

    (a)   Additional Exhibits

          Exhibit 31.1 CEO Certification pursuant to Section 302 of the
                       Sarbanes-Oxley Act of 2002.

          Exhibit 31.2 CFO Certification pursuant to Section 302 of the
                       Sarbanes-Oxley Act of 2002.

          Exhibit 32.1 CEO Certification pursuant to Section 906 of the
                       Sarbanes-Oxley Act of 2002.

          Exhibit 32.2 CFO Certification pursuant to Section 906 of the
                       Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         VTEX Energy, Inc.
                         (Registrant)

                         By       /S/ Stephen F. Noser
                                  --------------------------
                                  Stephen F. Noser
                                  President
                                  Principal Executive Officer
                                  Date:    October 5, 2006

                         By       /S/ Randal B. McDonald, Jr.
                                  ---------------------------
                                  Randal B. McDonald, Jr.
                                  Chief Financial Officer
                                  Principal Financial and Accounting Officer
                                  Date:    October 5, 2006